Form 10QSB
period 2000-03-31
ENTERTAINMENT BOULEVARD INC
filed 2000-05-22
CIK 1097719

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549

                                 FORM 10-QSB

(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

/ /    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                For the transition period from__________to____________.

                          Commission file number 000-28327

                          ENTERTAINMENT BOULEVARD, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                             980182797
   -----------------------                                ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


         12910 Culver Boulevard, Suite I, Los Angeles, California 90066
                     (Address of principal executive offices)


                                 (310) 578-5404
                          (Issuer's telephone number)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                          Yes /X/         No / /

                    APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2000, there were 23,650,362 shares of common stock, $0.001 par value, outstanding.


Transitional Small Business Disclosure Format (check one):  Yes / /   No /X/

                           Entertainment Boulevard, Inc.

                                      INDEX


ITEM                                                                             PAGE NO.
----                                                                             --------
PART I  FINANCIAL INFORMATION                                                       3

Item 1. Financial Statements                                                        3

        Condensed Consolidated Balance Sheets at December 31, 1999 and
         March 31, 2000                                                             3

        Condensed Consolidated Statements of Operations for the Period from
         April 1, 1997 to March 31, 2000 and for the Three Months Ended
         March 31, 2000 and March 31, 1999                                          5

        Condensed Consolidated Statements of Cash Flows for the Period from
         April 1, 1997 to March 31, 2000 and for the Three Months Ended
         March 31, 2000 and March 31, 1999                                          6

        Notes to Condensed Consolidated Financial Statements                        8

Item 2. Management's Discussion and Analysis or Plan of Operation                  13

Item 3. Quantitative and Qualitative Disclosures about Market Risk                 17

PART II OTHER INFORMATION                                                          17

Item 1. Legal Proceedings                                                          17

Item 2. Changes in Securities and Use of Proceeds                                  17

Item 3. Defaults Upon Senior Securities                                            17

Item 4. Submission of Matters to a Vote of Security Holders                        17

Item 5. Other Information                                                          17

Item 6. Exhibits and Reports on Form 8-K                                           17

SIGNATURES


PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1999 AND MARCH 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                   ASSETS


                                                                                   March 31,       December 31,
                                                                                      2000             1999
                                                                                  -----------      ------------
                                                                                  (unaudited)        (audited)
CURRENT ASSETS
     Cash                                                                           $ 3,548,180       $  429,408
     Accounts receivable                                                                 72,884          222,324
     Debt issuance proceeds receivable                                                  306,000                -
     Subscriptions receivable                                                           877,470                -
     Prepaid expenses                                                                   178,697            8,496
     Deferred license fees                                                            6,395,254                -
                                                                                ---------------    ----------------

         Total current assets                                                        11,378,445          660,228

NOTE RECEIVABLE - RELATED PARTY                                                         400,000          400,000
ADVANCES                                                                                850,202                -
FURNITURE AND EQUIPMENT, net                                                          1,517,953          419,549
DEPOSITS                                                                                162,956           26,700
DEBT ISSUANCE COSTS, net                                                                 27,318          110,000
DEFERRED FINANCING COSTS                                                                157,013        1,735,583
                                                                                ---------------    ----------------

                      TOTAL ASSETS                                                  $14,493,887       $3,352,060
                                                                                ===============    ================

   The accompanying notes are an integral part of these financial statements.

                                                                      ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                                                         DBA VIDNET
                                                                                      (A DEVELOPMENT STAGE COMPANY)
                                                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                   DECEMBER 31, 1999 AND MARCH 31, 2000 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   March 31,       December 31,
                                                                                      2000             1999
                                                                                  -----------      ------------
                                                                                  (unaudited)        (audited)
CURRENT LIABILITIES
     Short-term debt                                                                $   640,000          $1,854,095
     Note payable - related party                                                       400,000             400,000
     Convertible notes                                                                        -             500,000
     Accounts payable                                                                 1,437,897             589,241
     Accrued liabilities                                                                 78,674             299,401
     Deferred revenue                                                                         -              67,000
                                                                                ---------------    ----------------

         Total current liabilities                                                    2,556,571           3,709,737
                                                                                ---------------    ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Series A preferred stock, $0.01 par value
         1,000,000 shares authorized
         0 (unaudited) and 2,000 shares issued and outstanding                                -                  20
     Common stock, $0.001 par value
         50,000,000 shares authorized
         22,282,410 (unaudited) and 12,477,500 shares issued
              and outstanding                                                            22,282              12,478
     Deferred compensation                                                             (198,740)           (252,685)
     Additional paid-in capital                                                      81,420,947          14,899,249
     Deficit accumulated during the development stage                               (69,307,173)        (15,016,739)
                                                                                ---------------    ----------------

                  Total stockholders' deficit                                        11,937,316            (357,677)
                                                                                ---------------    ----------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $14,493,887          $3,352,060
                                                                                ===============    ================


   The accompanying notes are an integral part of these financial statements.

                                                                       ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                                                          DBA VIDNET
                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                   FOR THE PERIOD FROM APRIL 1, 1997
                                                                                   (INCEPTION) TO MARCH 31, 2000 AND
                                                                                    FOR THE THREE MONTHS ENDED MARCH
                                                                                       31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                                                                     For the
                                                                                                   Period from
                                                                             For the                 April 1,
                                                                       Three Months Ended             1997
                                                                           March 31,              (Inception) to
                                                          -------------------------------------     March 31,
                                                                    2000               1999            2000
                                                          -----------------  ------------------  ------------------
                                                              (unaudited)        (unaudited)         (unaudited)
REVENUE                                                        $    165,021         $         -        $    433,060

OPERATING EXPENSES                                                5,657,653             930,152          14,769,254
                                                          -----------------  ------------------  ------------------

LOSS FROM OPERATIONS                                             (5,492,632)           (930,152)        (14,336,194)
                                                          -----------------  ------------------  ------------------

OTHER EXPENSE
   Interest expense, net                                            164,048               8,557             222,242
   Financing costs                                               35,525,500           4,597,000          41,640,737
                                                          -----------------  ------------------  ------------------

     Total other expense                                         35,689,548           4,605,557          41,862,979
                                                          -----------------  ------------------  ------------------

NET LOSS                                                        (41,182,180)         (5,535,709)        (56,199,173)

PREFERRED STOCK DIVIDENDS                                        13,108,000                   -          13,108,000
                                                          -----------------  ------------------  ------------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                      $(54,290,180)       $(5,535,709)      $ (69,307,173)
                                                          =================  ==================  ==================

BASIC AND DILUTED LOSS AVAILABLE TO COMMON
   STOCKHOLDERS PER SHARE                                      $      (3.64)       $     (0.53)      $       (9.21)
                                                          =================  ==================  ==================

WEIGHTED-AVERAGE SHARES OUTSTANDING                              14,917,623         10,354,856           7,515,004
                                                          =================  ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                                       5

                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               FOR THE PERIOD FROM APRIL 1, 1997
                                               (INCEPTION) TO MARCH 31, 2000 AND
                                                FOR THE THREE MONTHS ENDED MARCH
                                                   31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                       For the
                                                                                                     Period from
                                                                                                      April 1,
                                                                         For the                       1997
                                                                  Three Months Ended              (Inception) to
                                                                        March 31,                     March 31,
                                                                 2000               1999                2000
                                                          -----------------  ------------------  ------------------
                                                             (unaudited)        (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $     (41,182,180) $       (5,535,709) $      (56,198,919)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                122,845               7,880             216,919
       Other non-cash charges                                     2,620,682                   -           2,485,682
       Stock options and warrants issued for
         compensation                                                53,945              62,107           2,213,803
       Financing charges                                         35,525,500           4,597,000          41,640,237
       Stock options issued to vendors                                    -                   -             578,750
       Stock issued to vendors                                      660,000                   -             713,125
   (Increase) decrease in operating assets                         (176,977)            121,141            (434,497)
   Increase (decrease) in operating liabilities                     561,439                   -           1,517,081
                                                          -----------------  ------------------  ------------------

Net cash used in operating activities                            (1,815,246)           (747,581)         (7,267,819)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                           (1,221,259)            (25,544)         (1,709,912)
   Purchase of license agreement                                   (300,000)                  -            (300,000)
   Unsecured advances                                              (850,202)                  -            (850,202)
                                                          -----------------  ------------------  ------------------

Net cash used in investing activities                            (2,371,461)            (25,544)         (2,860,114)
                                                          -----------------  ------------------  ------------------

   The accompanying notes are an integral part of these financial statements.

                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               FOR THE PERIOD FROM APRIL 1, 1997
                                               (INCEPTION) TO MARCH 31, 2000 AND
                                                FOR THE THREE MONTHS ENDED MARCH
                                                   31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                      For the
                                                                                                    Period from
                                                                                                      April 1,
                                                                         For the                        1997
                                                                  Three Months Ended              (Inception) to
                                                                        March 31,                    March 31,
                                                                 2000               1999                2000
                                                             (unaudited)        (unaudited)         (unaudited)
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term debt                          $       9,659,000  $                -  $       12,641,875
   Payments on short-term debt                                     (854,095)                  -          (1,509,095)
   Proceeds from long-term borrowings                                     -                   -             878,518
   Capital contributions                                                  -                   -             621,600
   Proceeds from private placement                                1,122,530                   -           3,390,705
   Proceeds from execution of warrants                                    -             731,250             731,250
   Debt issuance costs                                           (1,301,500)                  -          (1,301,500)
   Offering costs                                                (1,320,456)           (106,575)         (1,777,240)
                                                          -----------------  ------------------  ------------------

Net cash provided by financing activities                         7,305,479             684,675          13,676,113
                                                          -----------------  ------------------  ------------------

Net increase (decrease) in cash                                   3,118,772            (148,450)          3,548,180

CASH, BEGINNING OF PERIOD                                           429,408             200,072                   -
                                                          -----------------  ------------------  ------------------

CASH, END OF PERIOD                                       $       3,548,180  $           51,622  $        3,548,180
                                                          =================  ==================  ==================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                          $          17,172  $                -  $           21,338
                                                          =================  ==================  ==================

   INCOME TAXES PAID                                      $               -  $                -  $                -
                                                          =================  ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared by Entertainment Boulevard, Inc. and subsidiary, dba Vidnet (collectively, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.


NOTE 2 - GOING CONCERN ISSUES

         The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION
         The accompanying financial statements include the accounts of Entertainment Boulevard, Inc. and its wholly owned subsidiary. All significant intercompany accounts have been eliminated.

         DEVELOPMENT STAGE ENTERPRISE
         The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NET LOSS PER SHARE
         The Company utilizes SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted loss per share with basic and diluted loss per share. Unlike primary loss per share, basic loss per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted loss per share is very similar to the previously reported fully diluted loss per share. Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As such, basic and diluted loss per share are the same.


NOTE 4 - ADVANCES

         During the three months ended March 31, 2000, the Company made unsecured advances to an unrelated, digital production company. The advances are due on demand. As of March 31, 2000, these advances totaled $850,202. Subsequent to March 31, 2000, the Company entered into negotiations to acquire the digital production company.


NOTE 5 - LICENSE AGREEMENTS

         During the three months ended March 31, 2000, the Company entered into a one-year license agreement with Virgin Holdings, Inc. Pursuant to the agreement, the Company issued 678,685 shares of common stock valued at $2,456,840 and paid $300,000 in cash. The agreement also calls for the payment of a share of the gross receipts derived from the Company's websites. In exchange for this consideration, the Company received the rights to broadcast certain videos on the Company's websites. The agreement is renewable by Virgin Holdings, Inc. for additional one-year periods.

         During the three months ended March 31, 2000, the Company entered into a one-year license agreement with Sony Music for the rights to broadcast certain music videos on the Company's websites. The Company was required to pay $225,000 in cash and 678,875 shares of the Company's common stock valued at $4,708,038. The agreement provides for licensing fees equal to a portion of the gross revenues received by the Company in connection with the licensed material.

         Related to these two agreements, the Company has capitalized $6,395,254 in deferred license fees and charged $1,069,624 to operations.

                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 6 - SHORT-TERM DEBT

         As of March 31, 2000 and December 31, 1999, the Company has received advances from various investors through short-term, unsecured debt instruments. The advances bear interest at 10% and are generally due within one year of the original advance date. Balances on these short-term advances were paid in full (unaudited) at March 31, 2000.

         During the three months ended March 31, 1999, the Company issued $9,765,000 of short-term, secured promissory notes. The notes bear interest at 10% per annum and are secured by substantially all of the assets of the Company. The notes included detachable stock purchase warrants for 3,906,000 shares of common stock, which were immediately exercisable at $1 per share and expire in five years. Related to the warrants, the Company recorded deferred financing costs of $7,187,040, which represents the fair market value of the warrants. In accordance with generally accepted accounting principles, this discount is being amortized over the term of the debt.

         On March 15, 2000, the Company offered holders of its 90-day, 10%, unsecured notes the opportunity to exchange their notes for common stock at an exchange rate of $2 per share. In addition, the note holders were to receive 20,000 stock purchase warrants for each $100,000 of debt. The warrants are exercisable at $4 per share and have a five-year term. Because the exchange rate was beneficial to the note holders, the Company recognized the intrinsic value of the exchange feature as financing costs of $22,984,000. Further, the Company recognized the fair market value of the warrants as additional financing costs of $2,020,890. In connection with the exchange offer, holders of short-term debt totaling $9,875,000, plus accrued interest, exercised the option and exchanged their notes for 5,005,087 shares of common stock and received 1,975,000 warrants After the exchange, the Company had total balances outstanding on these notes of $640,000.

         In connection with the above offer to exchange notes for stock, additional holders of notes aggregating $250,000 were also extended the same offer. Related to their notes, the Company recognized $554,000 of financing costs due to the beneficial exchange feature and $46,500 on the warrants. These notes were converted into 128,438 shares of common stock on March 15, 2000 and received 50,000 warrants at $4 per share.

         Because of the early retirement of these notes, the Company wrote off related additional deferred financing costs and recognized amortization aggregating to $8,765,610. Deferred financing costs capitalized at March 31, 1999 were $157,013.

                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 7 - CONVERTIBLE NOTES

         On November 12, 1999, the Company issued $500,000 of short-term bridge notes that were convertible at $2 per share into the Company's common stock. These notes and accrued interest of $8,542 were converted into 258,542 shares of common stock during the three months ended March 31, 2000. Additionally, the note holders received warrants to purchase 250,000 shares of common stock at $2.50 per share and 250,000 shares of common stock at $3 per share. The warrants were immediately exercisable and expire in five years. Related to these warrants, the Company amortized financing costs of $416,250 during the three months ended March 31, 2000.

         On January 14, 2000, the Company issued a $200,000 convertible promissory note. The note bears interest at 10% per annum and was due in 60 days. On March 15, 2000, the note plus accrued interest of $203,389 was converted into 203,389 shares of common stock. Related to this conversion feature of the note, the Company recognized financing costs of $1,081,000. In connection with this note, the Company issued 50,000 warrants, which are exercisable at $1 per share. Financing costs recognized related to these warrants were $73,500.


NOTE 8 - STOCKHOLDERS' DEFICIT

         SERIES A PREFERRED STOCK
         On March 15, 1999, the Company sold 2,000 shares of its Series A, $0.01 par value, convertible preferred stock for $1,000 per share, net of issuance costs of $245,060, which consisted of lawyers' fees and placement agent fees. In connection with these sales, the Company recorded stock subscriptions receivable of $877,470. In connection with the offering, a warrant for the purchase of 250,000 shares of the Company's common stock was issued to the placement agent. The warrant is exercisable on September 3, 2000 at $2 per share and expires on September 2, 2004.

         Immediately following the issuance of the preferred stock, the Company converted 4,000 shares of its Series A preferred stock, plus accrued dividends, into 2,723,647 shares of common stock. Since the conversion was significantly below the trading price of the Company's common stock, the Company recognized a preferred dividend of $13,108,000, which is reflected as a reduction in net income available to common stockholders.

                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 9 - STOCK OPTIONS AND WARRANTS

         STOCK PURCHASE WARRANTS
         During the three months ended March 31, 2000, the Company issued warrants to purchase 500,000 shares of its common stock to a placement agent as a fee for the termination of certain of its rights under a placement agreement. Of these 500,000 warrants, 250,000 are exercisable on March 31, 2000 at $0.50 per share and expire in five years. The remaining 250,000 warrants are exercisable on March 31, 2000 at $3.50 per share and also expire in five years. The Company recognized $660,000 in termination fees related to the issuance of these warrants.


NOTE 10 - SUBSEQUENT EVENTS

         On April 4, 2000, an officer of the Company exercised his warrant to purchase 1,325,000 shares of common stock. The exercise was performed on a cashless basis, whereby the Company issued 1,030,556 shares of common stock in exchange for the warrant. Related to this exercise, the Company expects to record a charge of $800,000 in the second quarter of 2000.

         During April 2000, the Company collected debt issuance proceeds receivable and subscriptions receivable of $306,000 and $877,470, respectively.

         Subsequent to March 31, 2000, the Company advanced $450,000 to an officer of the Company under a promissory note.

         Subsequent to March 31, 2000, the Company entered into negotiations to acquire the digital production company to which it had previously extended unsecured advances.

         In April 2000 the company executed an employment agreement with its Chief Executive Officer. The agreement requires annual payments of $350,000 and 3,000,000 warrants exercisable at $2.75 per share. The Company does not expect to incur significant costs related to these warrants as the exercise price approximated the fair market value of the company's stock at the date of issue.

         During May 2000 the company entered into an employment agreement with its Chief Financial Officer. The agreement requires monthly payments of $12,500 and 300,000 warrants exerciseable at $1.38 per share. The Company does not expect to incur significant costs related to these warrants as the exercise price approximated the fair market value of the company's stock at the date of issue.

         Subsequent to March 31, 2000, the company advanced $185,000 to an officer of the Company against all future compensation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has included in this filing certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business, operations and financial condition. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimates", "projects", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and the Company cautions you that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, in addition to those discussed in the Company's other public filings, press releases and statements by the Company's management, including: (i) the volatile and competitive nature of the Internet and entertainment industries,
(ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on the Company's business, (iv) failure of the Company, its vendors or other third parties to achieve Year 2000 compliance and (v) the effect of any future acquisitions. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

The Company's fiscal year ends on December 31 of each calendar year.

RECENT EVENTS

Business Related

During the three months ended March 31, 2000, the Company made unsecured advances to an unrelated, digital production company. The advances are due on demand. As of March 31, 2000, these advances totaled $850,202. Subsequent to March 31, 2000, the Company entered into negotiations to acquire the digital production company.

In April 2000, the Company entered into an employment agreement with it's Chief Executive Officer, Stephen Brown. The agreement calls for annual payments of $350,000 and 3,000,000 warrants to purchase shares of the Company's common stock at $2.75 per share. The agreement provides for a three year term. The agreement is terminable with cause by the Company and Mr. Brown. In the event that the Company terminates Mr. Brown without cause prior to the expiration of the three year term, the Company is obligated to pay Mr. Brown his annual compensation for the remainder of the term.

On May 10, 2000, the Company entered into an employment agreement with it's Chief Financial Officer, Paul Mattoon. The agreement calls for monthly payments of $12,500 and 300,000 warrants to purchase shares of the Company's common stock at $1.38 per share. The agreement is terminable with 30 days written notice from either party.

Both employment agreements provide that the employees may not participate in any activities which may interfere with the employee's duties to the Company and/or which are competitive with the Company's activities.

Related Transactions

On April 26, 2000, the Company loaned it's Chief Executive Officer $450,000 pursuant to a 30 day promissory note bearing interest at 8% per annum. The note is secured by all of the stock holdings of the Chief Executive Officer.

On May 12, 2000, the Company advanced to it's Chief Executive Officer $185,000 against all future compensation owed by the Company.

Finance Related

On January 14, 2000, the Company raised $200,000 with a convertible promissory note bearing interest at 10% per annum and five year warrants to purchase 50,000 shares of the Company's common stock at $1 per share. On March 15, 2000 the note plus accrued interest of $3,389 converted into 203,389 shares of common stock.

On January 28, 2000, the Company raised $9,765,000 in promissory notes due 90 days from issuance, bearing interest at 10% per annum, and five year warrants to purchase 40,000 shares of common stock at $1 per share for each $100,000 note. Outstanding promissory notes totaling $750,000 at December 31, 1999 rolled into the financing on January 28, 2000 increasing the total of the debt outstanding to $10,515,000. The Company issued

4,206,000 warrants to purchase common stock at $1 per share in connection with the financing. On March 16, 2000 $9,875,000 of the outstanding debt plus accrued interest converted into 5,005,087 shares of common stock and 1,975,000 warrants to purchase shares of the Company's common stock at $4 per share. The remaining $640,000 in promissory notes and accrued interest of $16,000 was paid off in cash on April 28, 2000.

On March 15, 2000, a note payable outstanding at December 31, 1999 in the amount of $250,000 plus accrued interest of $6,875 converted into 128,438 shares of common stock and 50,000 warrants to purchase shares of the Company's common stock at $4 per share.

On March 15, 2000, notes payable outstanding at December 31, 1999 in the amount of $500,000 plus accrued interest of $17,084 converted into 258,542 shares of common stock.

OVERVIEW

Entertainment Boulevard is an Internet broadcasting company that provides video entertainment in an on-line, on-demand environment. The Company's current content library includes music videos, live concert events, archived concert events, movie trailers, extreme sports clips, interview clips, netfomercials and other special events and programming. The Company also provides video encoding services to third-party companies and also hosts videos for a number of third party Internet sites through the use of a co-branded pop-up player. The on-line on-demand video entertainment is delivered on the Internet primarily at WWW.VIDNET.COM.

The Company was incorporated in December 1997. Prior to February 2, 1999, we operated under the name Sedmet Exploration Inc. and acquired certain mining rights in Tooele County, Utah. We currently operate a web site at WWW.VIDNET.COM through our wholly-owned subsidiary, International Net Broadcasting, which we acquired in January 1999.

RESULTS OF OPERATIONS

Revenues:

Revenues during the three months ended March 31, 2000 were $165,021 increasing from $0 for the three months ending March 31, 1999. The increase in net revenues was attributable to advertising revenues and web development revenues.

Advertising Revenues

Advertising revenues during the three months ended March 31, 2000 were $97,360 increasing from $0 for the three months ending March 31, 1999. The Company increased advertising revenues primarily by increasing the inventory of impressions and unique users on the Company's web site.

Web Site Development Revenues

Web site development revenues during the three months ended March 31, 2000 were $67,661 increasing from $0 for the three months ending March 31, 1999. Web development revenues increased due to work performed on a third party web-site development. The Company does not expect to generate any significant revenues in the future from web site development.

Operating Expenses

General and Administrative Expenses

General and administrative expenses during the three months ended March 31, 2000 were $967,798. Payroll & payroll related expenses were $511,469, web-site related expenses were $263,570 and rents on our facility were $103,417.

Sales and Marketing Expenses

Sales and marketing expenses during the three months ended March 31, 2000 were $1,491,591 increasing from $0 for the three months ending March 31, 1999. Sales and marketing expenses increased as a result the cost to acquire new users on the Vidnet.com web-site. Costs included web advertising, radio advertising, print advertising, live events, sponsorships and conferences. We expect sales and marketing expenses to increase in absolute dollars as we pursue additional marketing campaigns and build an in-house sales and marketing team.

Other operating expenses during the three months ended March 31, 2000 were $1,113,374 increasing from $0 for the three months ended March 31, 1999. The expense related to license fees for web site content.

Depreciation and Amortization expenses

Depreciation and amortization expense during the three months ended March 31, 2000 were $1,487,027 increasing from $7,880 for the three months ended March 31, 1999. $122,845 related to depreciation of furniture and equipment and $1,364,182 of amortized loan fees related to financing during the period.

Interest Expense. Net interest expense, net consists of interest earned on cash and cash equivalents and short-term investments, offset by interest expense on borrowings. Net interest expense during the three months ended March 31, 2000 were $164,408 increasing from $8,557 for the three months ending March 31, 1999.

Financing Costs

Financing costs during the three months ended March 31, 2000 of $35,525,500 increasing from $0 during the three months ended March 31, 1999, consisted primarily of $25,734,000 from the conversion of debt financing into the Company's common stock and $9,143,917 related to warrants issued in connection with financings during the period.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through loans and private sales of our equity securities. As of March 31, 2000, we had on hand approximately $3,548,180 in cash, cash equivalents and short-term investments.

We have in place a $1 million line of credit but we currently have not drawn on the balance at this time.

For the three months ended March 31, 2000, operating activities used net cash of approximately $1,815,246, primarily from a net loss from operations of approximately $41,182,180 which was partially offset by depreciation and amortization of $122,845 other non-cash charges of $2,620,682, stock options and warrants issued for compensation of $53,945, financing charges of $35,525,000 and stock issued to vendors of $660,000.

For the three months ended March 31, 2000, investing activities used net cash of approximately $2,371,461, primarily from the purchase of furniture and equipment of $1,221,259, the funding of a license agreement for $300,000 and unsecured advances to a digital production company of $850,202.

In addition, financing activities provided net cash of approximately $7,305,479, primarily from the proceeds from the placement of short-term debt and the sale of equity securities which totaled approximately $10,781,530. This was partially offset by payments on short-term debt and offering costs which totaled approximately $3,477,051.

RISKS THAT MAY AFFECT RESULTS

We have experienced a substantial increase in our content acquisition costs, marketing costs, capital expenditures, compensation expenses and other operating costs. We expect that our present cash balance and revenues from operations will not be sufficient to meet our anticipated needs for working capital and capital expenditures.

OUR ABILITY TO CONTINUE THE OPERATIONS OF THE COMPANY WILL DEPEND ON OUR ABILITY TO RAISE ADDITIONAL CAPITAL IN THE NEXT 60 DAYS.

We will need to raise additional funds to:

- Continue the operations of the Company

- Be prepared for unanticipated opportunities including:

         - The development of an in-house advertising sales team;

         - The acquisition of complementary businesses; and

         - The development of new products;

- To react to unforeseen difficulties including:

         - Loss of key personnel;

         - Rejection by users of our Web site; and

         - Other competitive pressures.

If we raise additional funds through the issuance of equity securities, the percentage ownership of our then existing stockholders will be reduced. Moreover, stockholders may experience additional and significant dilution and such equity securities may have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms acceptable to The Company, or at all. If we are unable to obtain sufficient funds on a timely basis, we may be unable to implement our business plans, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

We anticipate that our business will incur significant operating losses for the foreseeable future. At this time, we believe that our survival and success depends upon our ability to obtain meaningful advertising and sponsorship revenues, our ability to develop our encoding solutions business and to generate significant encoding contracts and alliances and our ability to develop an in-house e-commerce store and generate sales in that endeavor. To date, the Company has not generated significant revenues and our ability to do so in the future is substantially uncertain.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies which rely on Internet advertising and promotions and are involved with rapidly evolving technologies such as encoding solutions and Internet commerce. Such risks include, but are not limited to, an evolving and unpredictable business environment and the management of growth. To address those risks, we must, among other things:

         - grow and maintain our audience;
         - implement and successfully execute our business and marketing strategy;
         - continue to develop and upgrade our technology;
         - improve our Web site;
         - respond to competitive developments; and
         - attract, retain and motivate qualified personnel.

We may not be successful in addressing those risks and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, our lack of an operating history makes predictions of future operating results difficult to ascertain. We believe that our future Internet commerce and advertising revenue depends largely on increasing the Vidnet.com audience.

We have recently begun to market our services to derive revenues by encoding video media into a digital format that allows distribution of the encoded media over the Internet. Revenues from encoding services are recognized upon delivery of the encoded media, provided that we have no significant obligations remaining and collection of the related receivable is deemed probable.

We have entered into various license arrangements and strategic alliances in order to build our audience, provide content, generate additional online traffic, and establish additional potential sources of revenue. We expect that we will continue to enter into such arrangements.

We have incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2000, we had an accumulated deficit of approximately $69,873,626. We intend to continue to make significant financial investments in marketing and promotion, content, technology and infrastructure development. As a result, we believe that we will continue to incur operating losses and negative cash flows from operations for the foreseeable future, and that such losses and negative cash flows will increase for at least the next year. To achieve profitability, we need to increase the size of our audience and our revenues from advertising, encoding services and e-commerce sales.

YEAR 2000 COMPLIANCE

         The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         Not applicable.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         On March 15, 2000, the Company through its placement agent Roth Capital Partners, offered holders of its 10% promissory notes the opportunity to convert their notes into shares of common stock and warrants. The conversion rate for the common stock was one share of common stock for every $2.00 of debt. The conversion rate for the warrants was one warrant to purchase 20,000 shares of common stock for every $100,000 of debt. The warrants have an exercise price of $4.00 per share and a five year term. In connection with the offer, holders of a total of $10,125,000 of debt, plus accrued interest elected to convert. As a result of the conversion, the Company issued a total of 5,133,525 shares of common stock and warrants to purchase 2,025,000 shares of common stock. The Company paid a 10% cash commission, or $1,012,500, to Roth on the total amount of debt that converted. The issuance of common stock and warrants upon conversion was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) thereof.

         On March 15, 2000, the holder of the Company's convertible promissory note originally issued in January 2000, elected to convert the note plus accrued interest, $203,389, into 203,389 shares of common stock. No commission or other remuneration was paid or given in connection with the election to convert. The conversion was exempt from the registration provisions of the Act pursuant to Section 3(a)(9) and Section 4(2) thereof.

         During the first quarter, holders of the Company's convertible promissory notes originally issued in November 1999, elected to convert the notes totaling $500,000 plus interest into 258,542 shares of common stock. The conversion rate for the common stock was one share of common stock for $2.00 of debt. No commission or other remuneration was paid or given in connection with the election to convert. The conversion was exempt from the registration provisions of the Act pursuant to Section 3(a)(9) and Section 4(2) thereof.

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable.

Item 5.  Other Information
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(b)      EXHIBITS:

         (10.1) Employment Agreement between Entertainment Boulevard, Inc.
                and Stephen Brown dated April 11, 2000.

         (10.2) Employment Agreement between Entertainment Boulevard, Inc.
                and Paul C. Mattoon dated May 10, 2000.

         (27) Financial Data Schedule



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 22, 2000                By: /s/ PAUL C. MATTOON
                                      ----------------------------------------
                                      Paul C. Mattoon, Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

10.1 Employment Agreement between Entertainment Boulevard, Inc. and Stephen Brown dated April 11, 2000.

10.2     Employment Agreement between Entertainment Boulevard, Inc. and Paul
         C. Mattoon dated May 10, 2000.

27.1     Financial Data Schedule