Form 10QSB
period 2000-06-30
ENTERTAINMENT BOULEVARD INC
filed 2000-08-14
CIK 1097719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

/ /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from__________to____________.

                        Commission file number 000-28327

                          ENTERTAINMENT BOULEVARD, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                           980182797
-------------------------------                          ----------------
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

                          Yes /X/         No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2000, there were 25,098,078 shares of common stock, $0.001 par value, outstanding.


Transitional Small Business Disclosure Format (check one):  Yes / /   No /X/

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements


                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                 DECEMBER 31, 1999 AND JUNE 30, 2000 (UNAUDITED)

--------------------------------------------------------------------------------




                                                                                                        Page
FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets                                                              2 - 3

     Condensed Consolidated Statements of Operations                                                      4

     Condensed Consolidated Statements of Cash Flows                                                    5 - 6

     Notes to Condensed Consolidated Financial Statements                                               7 - 11

                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 1999 AND JUNE 30, 2000 (UNAUDITED)

--------------------------------------------------------------------------------



                                     ASSETS

                                                                                   June 30,          December 31,
                                                                                     2000                1999
                                                                                ---------------    ----------------
                                                                                 (unaudited)
CURRENT ASSETS
     Cash                                                                       $     1,651,666    $        429,408
     Accounts receivable                                                                 70,659             222,324
     Prepaid expenses                                                                   254,478               8,496
     Deferred license fees                                                            4,529,000                   -
                                                                                ---------------    ----------------

         Total current assets                                                         6,505,803             660,228

NOTE RECEIVABLE - RELATED PARTY                                                               -             400,000
NOTE RECEIVABLE                                                                         666,667                   -
FURNITURE AND EQUIPMENT, net                                                          1,641,066             419,549
DEPOSITS                                                                                162,295              26,700
DEBT ISSUANCE COSTS, net                                                                 36,812             110,000
DEFERRED FINANCING COSTS                                                                      -           1,735,583
                                                                                ---------------    ----------------

                      TOTAL ASSETS                                              $     9,012,643    $      3,352,060
                                                                                ===============    ================


   The accompanying notes are an integral part of these financial statements.

                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 1999 AND JUNE 30, 2000 (UNAUDITED)

--------------------------------------------------------------------------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   June 30,         December 31,
                                                                                     2000               1999
                                                                                ---------------    ----------------
                                                                                 (unaudited)
CURRENT LIABILITIES
     Short-term debt                                                            $             -    $      1,854,095
     Note payable - related party                                                             -             400,000
     Convertible notes                                                                        -             500,000
     Accounts payable                                                                 2,606,043             589,241
     Accrued liabilities                                                                 49,111             299,401
     Deferred revenue                                                                         -              67,000
                                                                                ---------------    ----------------

         Total current liabilities                                                    2,655,154           3,709,737
                                                                                ---------------    ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Series A preferred stock, $0.01 par value
         1,000,000 shares authorized
         0 (unaudited) and 2,000 shares issued and outstanding                                -                  20
     Common stock, $0.001 par value
         50,000,000 shares authorized
         24,563,000 (unaudited) and 12,477,500 shares issued
              and outstanding                                                            24,563              12,478
     Deferred compensation                                                             (150,168)           (252,685)
     Additional paid-in capital                                                      83,402,863          14,899,249
     Deficit accumulated during the development stage                               (76,919,769)        (15,016,739)
                                                                                ---------------    ----------------

                  Total stockholders' equity (deficit)                                6,357,489            (357,677)
                                                                                ---------------    ----------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                           (DEFICIT)                                            $     9,012,643    $      3,352,060
                                                                                ===============    ================


   The accompanying notes are an integral part of these financial statements.

                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED) AND FOR THE PERIOD FROM APRIL 1, 1997 (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)

--------------------------------------------------------------------------------


                                                                                                        For the
                                                                                                      Period from
                                          For the                            For the                    April 1,
                                     Three Months Ended                 Six Months Ended                 1997
                                          June 30,                           June 30,               (Inception) to
                             ---------------------------------  ---------------------------------      June 30,
                                   2000              1999             2000              1999             2000
                             ---------------   ---------------  ----------------  ---------------  ----------------
                               (unaudited)       (unaudited)       (unaudited)      (unaudited)       (unaudited)
REVENUE                      $        43,547   $             -  $       208,568   $             -  $        476,607
OPERATING EXPENSES                 6,245,233           285,515        11,902,886        1,215,667        21,014,233
                             ---------------   ---------------  ----------------  ---------------  ----------------

LOSS FROM OPERATIONS              (6,201,686)         (285,515)      (11,694,318)      (1,215,667)      (20,537,626)
                             ---------------   ---------------  ----------------  ---------------  ----------------

OTHER EXPENSE
   Interest income
     (expense), net                   28,716            (2,127)         (135,332)         (10,684)         (193,526)
   Loss on uncollectible
     notes receivable -
     related party                  (736,000)                -          (736,000)               -          (736,000)
   Loss on disposition
     of asset                       (546,867)                -          (546,867)               -          (546,867)
   Financing costs                  (157,013)                -       (35,682,513)      (4,597,000)      (41,797,750)
                             ---------------   ---------------  ----------------  ---------------  ----------------

Total other expense               (1,411,164)           (2,127)      (37,100,712)      (4,607,684)      (43,274,143)
                             ---------------   ---------------  ----------------  ---------------  ----------------

NET LOSS                          (7,612,850)         (287,642)      (48,795,030)      (5,823,351)      (63,811,769)
PREFERRED STOCK
   DIVIDENDS                               -                 -        13,108,000                -        13,108,000
                             ---------------   ---------------  ----------------  ---------------  ----------------

NET LOSS AVAILABLE
   TO COMMON
   STOCKHOLDERS              $    (7,612,850)  $      (287,642) $    (61,903,030) $    (5,823,351) $    (76,919,769)
                             ===============   ===============  ================  ===============  ================

BASIC AND DILUTED
   LOSS AVAILABLE
   TO COMMON
   STOCKHOLDERS
   PER SHARE                 $         (0.33)  $         (0.02) $          (2.57) $         (0.52) $          (9.11)
                             ===============   ===============  ================  ===============  ================

WEIGHTED-AVERAGE
   SHARES OUTSTANDING             23,215,312        12,200,000        18,991,513       11,227,430         8,438,551
                             ===============   ===============  ================  ===============  ================


   The accompanying notes are an integral part of these financial statements.

                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED) AND FOR THE PERIOD FROM APRIL 1, 1997 (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)

--------------------------------------------------------------------------------


                                                                                                        For the
                                                                                                      Period from
                                                                            For the                     April 1,
                                                                       Six Months Ended                   1997
                                                                            June 30,                (Inception) to
                                                                ---------------------------------       June 30,
                                                                       2000              1999             2000
                                                                ----------------  ---------------  ----------------
                                                                   (unaudited)       (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $    (48,795,030) $    (5,823,351) $    (63,811,769)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                     276,270           13,338           370,344
       Loss on disposition of Assets                                     546,867                -           546,867
       Loss on uncollectible notes receivable -
         related party                                                   736,000                -           736,000
       Other non-cash charges                                          5,556,070                -         5,556,070
       Stock options and warrants issued for
         compensation                                                    432,741          119,189         2,592,599
       Financing charges                                              35,682,513        4,597,000        41,797,750
       Stock options issued to vendors                                         -                -           578,750
       Stock issued to vendors                                           660,000                -           713,125
   (Increase) decrease in operating assets                              (865,912)               -        (1,258,432)
   Increase (decrease) in operating liabilities                        1,699,512          156,690         2,655,154
                                                                ----------------  ---------------  ----------------

Net cash used in operating activities                                 (4,070,969)        (937,134)       (9,523,542)
                                                                ----------------  ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                                (1,497,787)         (25,544)       (1,976,440)
   Purchase of mineral rights                                                  -                -           (10,000)
   Purchase of license agreement                                        (550,000)               -          (550,000)
   Payments to related party                                            (335,000)               -          (335,000)
   Purchase of Assets                                                   (988,867)               -          (988,867)
   Proceeds from disposition of Assets                                   333,333                -           333,333
                                                                ----------------  ---------------  ----------------

Net cash used in investing activities                                 (3,038,321)         (25,544)       (3,526,974)
                                                                ----------------  ---------------  ----------------


   The accompanying notes are an integral part of these financial statements.

                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED) AND FOR THE PERIOD FROM APRIL 1, 1997 (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)

--------------------------------------------------------------------------------



                                                                                                       For the
                                                                                                    Period from
                                                                              For the                  April 1,
                                                                         Six Months Ended                1997
                                                                              June 30,             (Inception) to
                                                                ---------------------------------      June 30,
                                                                      2000              1999             2000
                                                                ----------------  ---------------  ----------------
                                                                   (unaudited)       (unaudited)     (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term debt                                $      9,965,000  $       198,678  $     12,947,875
   Payments on short-term debt                                        (1,564,095)               -        (2,219,095)
   Payments on note payable - related party                             (400,000)               -          (400,000)
   Proceeds from long-term borrowings                                          -                -           878,518
   Capital contributions                                                       -                -           621,600
   Proceeds from private placement                                     3,000,000                -         5,268,175
   Proceeds from execution of warrants                                         -          731,250           731,250
   Debt issuance costs                                                (1,351,045)               -        (1,351,045)
   Offering costs                                                     (1,318,312)        (106,575)       (1,775,096)
                                                                ----------------  ---------------  ----------------

Net cash provided by financing activities                              8,331,548          823,353        14,702,182
                                                                ----------------  ---------------  ----------------

Net increase (decrease) in cash                                        1,222,258         (139,325)        1,651,666

CASH, BEGINNING OF PERIOD                                                429,408          200,072                 -
                                                                ----------------  ---------------  ----------------

CASH, END OF PERIOD                                             $      1,651,666  $        60,747  $      1,651,666
                                                                ================  ===============  ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                                $         31,572  $             -  $         35,738
                                                                ================  ===============  ================

   INCOME TAXES PAID                                            $              -  $             -  $              -
                                                                ================  ===============  ================


   The accompanying notes are an integral part of these financial statements.

                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1999 AND JUNE 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared by Entertainment Boulevard, Inc. and subsidiary, dba Vidnet (collectively, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.


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

                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1999 AND JUNE 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

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


NOTE 4 - ACQUISITION AND SALE OF ASSET

         During the six months ended June 30, 2000, the Company made unsecured advances to Digital Muse, LLC, an unrelated, digital production company, aggregating to $988,867 (unaudited).

         During the three months ended June 30, 2000, the Company entered into an agreement to acquire a 90% ownership interest in Digital Muse, LLC. In exchange for the ownership interest, the Company agreed to forgive the advances to Digital Muse, LLC. The agreement also calls for the payment of $70,000 and the issuance of 155,000 stock purchase warrants to two of the existing members of Digital Muse, LLC. The warrants were exercisable at $1 (unaudited) and were valued in the aggregate at $488,000 (unaudited).

         The Company then entered then into an agreement to sell its 90% ownership interest in Digital Muse, LLC to Investech, Inc., an unrelated party, for $1,000,000 (unaudited), payable in three installments. As of June 30, 2000, the Company received $333,333 (unaudited), representing the first of the three installment payments to be received. The payments are each due within three months of the previous payment.

         The Company recognized a loss of $546,867 (unaudited) upon disposition of Digital Muse, LLC during the three months ended June 30, 2000.


NOTE 5 - LOSS ON UNCOLLECTIBLE NOTES RECEIVABLE - RELATED PARTY

         During the three months ended June 30, 2000, the Company recorded a loss on certain notes receivable due from a former officer of the Company. Although the Company is still attempting to collect the notes, management does not believe their realization to be likely. These notes aggregated to $736,000 (unaudited) at June 30, 2000.

                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1999 AND JUNE 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - LOSS ON UNCOLLECTIBLE NOTES RECEIVABLE - RELATED PARTY (CONTINUED)

         Subsequent to June 30, 2000, the Company entered into a new note receivable agreement totaling $736,000 (unaudited) with the former officer, canceling the original notes receivable, with the new agreement containing a condition that in the event a total of $336,000 (unaudited), plus interest, is paid according to the payment schedule, the Company will forgive the remaining $400,000 (unaudited).


NOTE 6 - LICENSE AGREEMENTS

         During the six months ended June 30, 2000, the Company entered into a one-year license agreement with Virgin Holdings, Inc. Pursuant to the agreement, the Company issued 678,685 shares (unaudited) of common stock and paid $300,000 (unaudited) in cash. The agreement also calls for the payment of a share of the gross receipts derived from the Company's websites. In exchange for this consideration, the Company received the rights to broadcast certain videos on the Company's websites. The agreement is renewable by Virgin Holdings, Inc. for additional one-year periods.

         During the six months ended June 30, 2000, the Company entered into a one-year license agreement with Sony Music for the rights to broadcast certain music videos on the Company's websites. The Company was required to pay $225,000 (unaudited) in cash and issue 678,875 shares (unaudited) of the Company's common stock. The agreement provides for licensing fees equal to a portion of the gross revenues received by the Company in connection with the licensed material.

         Related to these two agreements, the Company has capitalized $4,529,000 (unaudited) in deferred license fees and charged $1,866,254 (unaudited) to operations.


NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)

         During the three months ended June 30, 2000, the Company issued 1,250,000 shares (unaudited) of its $0.001 par value common stock for $0.80 (unaudited) per share for cash totaling $1,000,000 (unaudited).

         During the six months ended June 30, 2000, an officer of the Company exercised his warrant to purchase 1,325,000 shares of common stock. The exercise was performed on a cashless basis, whereby the Company issued 1,030,556 shares (unaudited) of its $0.001 par value common stock in exchange for the warrant. Related to this exercise, the Company recorded a charge of $147,224 (unaudited).

                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1999 AND JUNE 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 8 - EMPLOYMENT AGREEMENTS

         In April 2000, the Company executed an employment agreement with its Chief Executive Officer. The agreement requires annual payments of $350,000 (unaudited) and 3,000,000 options (unaudited) exercisable at $2.75 (unaudited) per share. The Company did not record compensation expense related to these options as the exercise price approximated the fair market value of the Company's stock at the date of issuance. In July 2000, the Chief Executive Officer resigned and terminated this employment agreement.

         In May 2000, the Company entered into an employment agreement with its Chief Financial Officer. The agreement requires monthly payments of $12,500 (unaudited) and 300,000 warrants (unaudited) exercisable at $1.38 (unaudited) per share. The Company did not record compensation expense related to these warrants as the exercise price approximated the fair market value of the Company's stock at the date of issuance. During the six months ended June 30, 2000, the Chief Financial Officer resigned and terminated this employment agreement.


NOTE 9 - STOCK OPTIONS AND WARRANTS

         During the six months ended June 30, 2000, the Company issued options to purchase 200,000 shares (unaudited) of common stock to its attorneys for services rendered. The options vest immediately and are exercisable at $2.75 (unaudited) per share. The Company recognized $25,000 (unaudited) in legal fees related to the issuance of these options.

         On April 20, 2000 the Company issued 300,000 stock purchase warrants to a consulting firm for a six month contract. The warrants are exercisable at $2.03 per share and expire in 5 years. Related to these warrants, the Company recorded prepaid expenses of $100,000 and charged $65,000 to operations.

         During the six months ended June 30, 2000, the Company repriced 250,000, 100,000, and 250,000 warrants (unaudited) issued to two employees and a consultant, respectively. The new exercise prices are $1.25 (unaudited), $1.25 (unaudited), and $0.80 (unaudited), respectively. In relation to this repricing, the Company recorded compensation expense totaling $158,000. In accordance with generally accepted accounting principles, the employee stock option awards that were re-priced will be accounted for as variable awards from the date of the re-pricing to the date the options are exercised, forfeited or expire.

                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1999 AND JUNE 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 10 - SUBSEQUENT EVENTS (UNAUDITED)

         In July 2000, the Company issued an aggregate of 1,400,000 stock options to employees as compensation. The stock options have an exercise price of $0.38 per share. Of the stock options issued, 350,000 shares vest immediately, 525,000 shares vest after one year, and 525,000 shares vest after two years, provided that the optionee is employed by the Company at the time the shares become exercisable. The options expire after five years from the date of issuance.
         Management does not believe the Company will incur significant charges from the granting of these options.

         In July 2000, the Board authorized the Company to settle a dispute with a stockholder by issuing 325,000 shares of the Company's common stock.

         In July 2000, the Board authorized the Company to settle a dispute with a consulting firm by entering into a new consulting agreement with an initial payment of 150,000 shares of common stock and an additional 50,000 shares to be issued per month during the term of the agreement between the Company and the consulting firm. The Company has the right to terminate the consulting agreement at any time and for any reason upon 30 days' notice.

         Subsequent to June 30, 2000, the Company repriced 200,000 warrants issued to an attorney. The new exercise price is $0.38 per share. Management does not believe charges associated with the repricing will be significant.

MD&A

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

The Company has included in this filing certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business, operations and financial condition. The words or phrases "can be," "expects," "may affect," "may depend," "believes," "estimates," "projects," and similar words and phrases are intended to identify such forward-looking statements. Such forward looking statements are subject to various known and unknown risks and uncertainties, and the Company cautions that any forward looking statements provided by or on behalf of the Company is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, in addition to those discussed in the Company's other public filings, press releases, and statements by the Company's management, including: (i) the volatile and competitive nature of the Internet and entertainment industries, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state, and foreign regulation on the Company's business, (iv) failure of the Company, its vendors, or other third parties to achieve Year 2000 compliance, and (v) the effect of any future acquisitions. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

The Company's fiscal year ends on December 31 of each calendar year.

RECENT EVENTS

Business Related

During the three months ended March 31, 2000, the Company made unsecured advances to an unrelated digital production company. During the three months ended June 30, 2000, the Company acquired a 90% interest in this digital production company. The agreement also called for the payment of $70,000 and the issuance of 155,000 stock purchase warrants to two of the existing members of the digital production company. The warrants were exercisable at $1.00 and were valued in the aggregate at $488,000. The Company subsequently sold its 90% interest in this digital production company, recording a loss on the transaction of $546,867.

In April, 2000, the Company entered into employment agreements with its Chief Executive Officer and its Chief Financial Officer, both of whom have subsequently left the Company. Those employment agreements required annual payments of $350,000 and $150,000 respectively. In addition, those agreements issued 3,000,000 options exercisable at $2.75 per share and 300,000 warrants exercisable at $1.38 per share. Those employment agreements have been terminated by mutual consent, and there are no new employment agreements between the Company and its executive management.

Related Transactions

During the three months ended June 30, 2000, the Company recorded a loss on certain notes receivable from a former officer of the Company. Although the Company is attempting to collect the notes, management does not believe their realization to be likely. These notes aggregated $736,000 at June 30, 2000.

Subsequent to June 30, 2000, the Company entered into a new note receivable agreement totaling $736,000 with the former officer, canceling the original notes receivable, with the new agreement containing a condition that in the event a total of $336,000, plus interest, is paid according to the payment schedule, the Company will forgive the remaining $400,000.

During the six months ended June 30, 2000, an officer of the Company exercised his warrant to purchase 1,325,000 shares of common stock. The exercise was performed on a cashless basis, whereby the Company issued 1,030,556 shares of its common stock in exchange for the warrant. Related to this exercise, the Company recorded a charge of $147,224.

Stock Options and Warrants

During the six months ended June 30, 2000, the Company issued options to purchase 200,000 shares of common stock to its attorneys for services rendered. The options vest immediately and are exercisable at $2.75 per share. The Company recognized $25,000 in legal fees related to the issuance of these options.

During the six months ended June 30, 2000, the Company repriced 250,000, 100,000 and 250,000 warrants issued to two employees and a consultant, respectively. The new exercise prices are $1.25, $1.25, and $0.80, respectively. In relation to this repricing, the Company recorded compensation expense totaling $158,000.

During the six months ended June 30, 2000 the Company issued 300,000 options to a consultant and recorded prepaid expenses of $100,000 and charged $65,000 to operations.

Subsequent Events:  Other Equity Related Transactions

In July, 2000, the Company issued an aggregate of 1,400,000 stock options to employees as compensation. The stock options have an exercise price of $0.38 per share. Of the stock options issued, 350,000 vest immediately, 525,000 vest after one year, and 525,000 vest after two years, provided that the optionee is employed by the Company at the time the options become exercisable. The options expire after five years from the date of issuance.

In July, 2000, the Board authorized the Company to settle a dispute with a stockholder by issuing 325,000 shares of the Company's common stock.

In July, 2000, the Board authorized the Company to settle a dispute with a consulting firm by entering into a new consulting agreement with an initial payment of 150,000 shares of common stock and an additional 50,000 shares to be issued per month during the term of the agreement between the Company and the consulting firm. The Company has the right to terminate the consulting agreement at any time and for any reason upon 30 days' notice.

Subsequent to June 30, 2000, the Company repriced 200,000 warrants issued to an attorney. The new exercise price is $0.38 per share.

Finance Related

On January 14, 2000, the Company raised $200,000 with a convertible promissory note bearing interest at 10% per annum and five year warrants to purchase 50,000 shares of the Company's stock at $1.00 per share. On March 15, 2000, the note plus accrued interest of $3,389 converted into 203,389 shares of the Company's common stock.

On January 28, 2000, the Company raised $9,765,000 in promissory notes due 90 days from issuance, bearing interest at 10% per annum, and five year warrants to purchase 40,000 shares of common stock at $1.00 per share for each $100,000 note. Outstanding promissory notes totaling $750,000 at December 31, 1999 rolled into the financing on January 28, 2000, increasing the total of the debt outstanding to $10,515,000. The Company issued 4,206,000 warrants to purchase common stock at $1.00 per share in connection with the financing. On March 16, 2000, $9,875,000 of the outstanding debt plus accrued interest converted into 5,005,087 shares of common stock and 1,975,000 warrants to purchase shares of the Company's common stock at $4.00 per share. The remaining $640,000 in promissory notes and accrued interest of $16,000 was paid off in cash on April 28, 2000.

On March 15, 2000, notes payable outstanding at December 31, 1999 in the amount of $500,000 plus accrued interest of $17,084 converted into 258,542 shares of common stock.

OVERVIEW

Entertainment Boulevard is an Internet broadcasting company that provides video entertainment in an on-line, on-demand environment. The Company's current content library includes music videos, live concert events, archived concert events, movie trailers, extreme sports clips, interview clips, netformercials and other special events and programming. The Company also provides video encoding services to third party companies and also hosts videos for a number of third party Internet sites through the use of a co-branded pop-up player. The on-line on-demand video entertainment is delivered on the Internet primarily at www.vidnet.com.

The Company was incorporated in December, 1997. Prior to February 2, 1999, the Company operated under the name Sedmet Exploration, Inc. and acquired certain mining rights in Tooele County, Utah. The Company currently operates a website at www.vidnet.com through our wholly-owned subsidiary, International Net Broadcasting, which the Company acquired in January, 1999.

RESULTS OF OPERATIONS

Revenues:

Revenues for the six months ended June 30, 2000 were $208,568, increasing from $0 for the six months ended June 30, 1999. Revenues for the three months ended June 30, 2000 were $43,547 compared to $0 for the three months ended June 30, 1999.The increase in revenues was attributable primarily to advertising revenues and web development revenues.

Advertising Revenues

Advertising revenues during the six months ended June 30, 2000 were $112,341, increasing from $0 for the six months ended June 30, 1999. Advertising revenues for the three months ended June 30, 2000 were $14,981, increasing from $0 for the three months ended June 30, 1999. The Company increased advertising revenues primarily by increasing the inventory of impressions and unique users on the Company's web site.

Web Site Development Revenues

Web site development revenues during the six months ended June 30, 2000 were $67,661, increasing from $0 for the six months ended June 30, 1999. Web site development revenues increased due to work performed on a third party web site development in the three months ended March 31, 2000, and there were no web site development revenues in the three months ended June 30, 2000. The Company does not expect to generate significant revenues from web site development in the future.

Operating Expenses:

General and Administrative Expenses

General and administrative expenses for the six month and three month periods ended June 30, 2000 were $4,102,152 and $3,184,354 respectively, compared to $1,202,329 and $0 for the corresponding six and three month periods ended June 30, 1999. Payroll and payroll related expenses were $1,588,939 and $790,974 for such six and three month periods ended June 30, 2000 compared to $323,900 and $0 for the corresponding six and three month periods ended June 30, 1999. Rent expense for the Company's facility was $198,258 and $103,417 for the six and three month periods ended June 30, 2000 compared to $19,400 and $0 for the corresponding six and three month periods ended June 30, 1999.

Sales and Marketing Expenses

Sales and marketing expenses during the six and three month periods ended June 30, 2000 were $2,896,486 and $1,404,895, increasing from $0 and $0 for the corresponding six and three month periods ended June 30, 1999. Sales and marketing expenses increased as a result of the cost to acquire new users on the Vidnet.com web site. Costs included web site advertising, radio advertising, print advertising, live events, sponsorships and conferences. The Company expects sales and marketing expenses to increase as the Company pursues additional marketing campaigns, and to build an in-house sales and marketing team.

Other operating expenses during the six and three month periods ended June 30, 2000 were $3,185,878 and $2,072,504, increasing from $0 and $0 for the corresponding six and three month periods ended June 30, 1999. These expenses related to license fees for web site content.

Depreciation and Amortization Expenses

Depreciation expense for the six months ended June 30, 2000 was $276,270, increasing from $13,338 for the six months ended June 30, 1999. For the three months ended June 30, 2000, depreciation expense was $153,425, compared to $5,458 for the three months ended June 30, 1999. The increase is primarily attributable to depreciation of new office furniture and equipment purchased during the current fiscal year.

Amortization expense for the six months ended June 30, 2000, was $1,391,500, increasing from $0 for the six months ended June 30, 1999. For the three months ended June 30, 2000 amortization expense was $27,318 compared to $0 for the three months ended June 30, 1999.

Interest Expense

Net interest expense consists of interest earned on cash and cash equivalents and short-term investments, offset by interest expense on borrowings. Net interest expense for the six months ended June 30, 2000 was $135,332 compared to $0 interest expense for the six months ended June 30, 1999. Net interest income for the three months ended June 30, 2000 was $28,716 compared to net interest expense of $0 for the three months ended June 30, 1999.

Financing Costs

Financing costs for the six months ended June 30, 2000 of $35,682,513 increasing from $4,597,000 during the six months ended June 30, 1999, consisted primarily of $25,734,000 from the conversion of debt financing into the Company's common stock, and $9,300,930 related to warrants issued in connection with financings during the period. Financing costs for the three months ended June 30, 2000 of $157,013 increasing from $0 during the three months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company's inception, operations have been financed primarily through loans and private sales of the Company's equity securities. As of June 30, 2000, the Company had on hand approximately $1,651,666 in cash, cash equivalents, and short-term investments.

The Company has no commercial bank credit facility.

For the six months ended June 30, 2000, operating activities used net cash of approximately $4,070,969, primarily from a net loss from operations of approximately $48,213,390 which was partially offset by depreciation and amortization of $276,270, other non-cash charges of $5,491,070, stock options and warrants issued for compensation of $102,517, financing charges of $35,682,513, and stock issued to vendors of $660,000.

For the six months ended June 30, 2000, investing activities used net cash of approximately $3,038,321, primarily from the purchase of furniture and equipment of $1,497,787, the funding of licensing agreements for $550,000, payments to a related party of $335,000, the purchase of Digital Muse, LLC for $988,867, and partially offset by proceeds from the disposition of Digital Muse, LLC of $333,333.

In addition, financing activities provided net cash of approximately $8,331,548, primarily from proceeds from short-term debt of $9,965,000 and proceeds from private placements of $3,000,000 partially offset by payments on short-term debt of $1,564,095, payments on notes payable to a related party of $400,000, debt issuances costs of $1,351,045 and offering costs of $1,318,312.

RISKS THAT MAY AFFECT RESULTS

The Company has experienced a substantial increase in its content acquisition costs, marketing costs, capital expenditures, compensation expenses, and other operating costs. The Company expects that its present cash balance and revenues from operations will not be sufficient to meet its anticipated needs for working capital and capital expenditures.

THE COMPANY'S ABILITY TO CONTINUE OPERATIONS WILL DEPEND ON THE COMPANY'S ABILITY TO RAISE ADDITIONAL CAPITAL WITHIN THE NEXT SIXTY DAYS.

The Company will need to raise additional funds to:

           - Continue the operations of the Company
           - Be prepared for unanticipated opportunities, including:
                  - The development of an in-house advertising sales team;
                  - The acquisition of complementary businesses; and
                  - The development of new products.
           - To react to unforeseen difficulties, including:

                  -   Loss of key personnel
                  -   Rejection by users of the Company's  web site
                  -   Other competitive pressures

If the Company raises additional funds through the issuance of equity securities, the percentage ownership of the Company's then existing stockholders will be reduced. Moreover, stockholders may experience additional and significant dilution and such equity securities may have rights, preferences or privileges senior to those of the Company's common stock. Additional financing may not be available on terms acceptable to the Company, or at all. If the Company is unable to obtain sufficient funds on a timely basis, it may be unable to implement the Company's business plan, which could have a material adverse affect on the Company's business, prospects, financial condition and results of operations.

The Company anticipates that its business will incur significant operating losses for the foreseeable future. At this time, the Company believes that its survival and success depends upon its ability to obtain meaningful advertising and sponsorship revenues, the ability to develop its encoding solutions business and to generate significant encoding contracts and alliances, and its ability to develop an in-house e-commerce store and generate sales in that endeavor. To date, the Company has not generated significant revenues, and the Company's ability to do so in the future is substantially uncertain.

The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies which rely on Internet advertising and promotions and are involved with rapidly evolving technologies such as encoding solutions and Internet commerce. Such risks include, but are not limited to, an evolving and unpredictable business environment and the management of growth. To address those risks, the Company must, among other things:

                  - grow and maintain its audience;
                  - implement and successfully execute its business and
                    marketing strategy;
                  - continue to develop and upgrade its technology;
                  - improve its web site;
                  - respond to competitive developments, and
                  - attract, retain, and motivate qualified personnel.

The Company may not be successful in addressing those risks and the failure to do so could have a material adverse affect on the Company's business, prospects, financial condition and results of operations. Furthermore, the Company's lack of an operating history makes predictions of future operating results difficult to ascertain. The Company believes that its future Internet commerce and advertising revenue depends largely on increasing the Vidnet.com audience.

The Company has recently begun to market its services to derive revenues by encoding video media into digital format that allows distribution of the encoded media over the Internet. Revenues from encoding services are recognized upon delivery of the encoded media, provided the Company has no significant obligations remaining and collection of the related receivable is deemed probable.

The Company has entered into various license arrangements and strategic alliances in order to build its audience, provide content, generate additional online traffic, and establish additional potential sources of revenue. The Company expects to continue to enter into such arrangements.

The Company has incurred significant net losses and negative cash flows from operations since its inception. As of June 30, 2000, the Company had an accumulated deficit of approximately $76,853,796. The Company expects to continue to make significant financial investments in marketing and promotion, content, technology and infrastructure development. As a result, the Company believes that it will continue to incur operating losses and negative cash flows from operations for the foreseeable future, and that such losses and negative cash flows will increase for at least the next year. To achieve profitability, the Company needs to increase the size of its audience and its revenues from advertising, encoding services and e-commerce sales.

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

Item 2.  Changes in Securities and Use of Proceeds

     On June 8, 2000, the Company issued 1,250,000 shares of common stock to one accredited investor at a price per share of $0.80 for an aggregate of $1,000,000. The investor was, prior to the sale of the Company's securities to him, fully informed and advised about the Company's business, financial and other matters. No underwriters were used in connection with the issuance of these shares and no commissions were paid to any person. The issuance of shares described above was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) of the Act.

     On May 10, 2000, the Company granted warrants to purchase a total of 400,000 shares of common stock at an exercise price of $1.38 per share to two employees. The warrants were exercisable immediately and expire 5 years from the grant date. The grant of warrants described above was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof.

     On April 20, 2000, the Company granted warrants to purchase 300,000 shares of common stock to a consultant at an exercise price of $2.03 in exchange for certain consulting services rendered. The warrants were exercisable with respect to 75,000 shares immediately, vesting monthly at a rate of 45,000 shares per month and expire 5 years from the grant date. The grant of warrants described above was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof.

     On April 11, 2000, the Company granted warrants to purchase 3,000,000 shares of common stock to its Chief Executive Officer at an exercise price of $2.75. The warrants were exercisable immediately and expire 5 years from the grant date. The grant of warrants described above was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof.

     On April 7, 2000, the Company granted a warrant to purchase 4,375 shares of common stock at an exercise price of $1.00 per share to a consultant in exchange for services rendered. The warrants were exercisable immediately and expire on March 24, 2005. The grant of warrants described above was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof.

     On April 5, 2000, the Company issued 678,685 shares of common stock to Sony Music in connection with a license agreement between the parties. Sony Music was, prior to the sale of the Company's securities to it, fully informed and advised about the Company's business, financial and other matters. The issuance of shares described above was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof.

     On April 5, 2000, the Company issued 678,686 shares of common stock to Virgin Holdings in connection with a license agreement between the parties. Virgin Holdings was, prior to the sale of the Company's securities to it, fully informed and advised about the Company's business, financial and other matters. The issuance of shares described above was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof.

     On April 4, 2000, the Company's Chief Executive Officer exercised his warrant to purchase 1,030,552 shares of common stock with a cashless exercise at an effective price of $1.00 per share. The exercise of the warrant and the issuance of shares underlying the warrant described above was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof.

     On April 4, 2000, the Company granted warrants to purchase 200,000 shares at an exercise price of $2.75 per share to a law firm in connection with certain services rendered. The exercise price was subsequently adjusted to $0.38 per share. The warrants were immediately exercisable and expire 5 years from the grant date. The grant of warrants described above was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof.

     On April 1, 2000, the Company granted a warrant to purchase 130,000 shares at an exercise price of $1.00 to one individual in connection with the acquisition of a digital production company. The warrant was exercisable immediately and expires in three years from the grant date. The grant of warrant described above was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBITS:

         (27) Financial Data Schedule

(b)      REPORTS ON FORM 8-K:

         None.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2000                By: /s/ PAUL SULLIVAN
                                      ----------------------------------------
                                      Paul Sullivan, Chief Financial Officer