Form 10QSB
period 2000-09-30
ENTERTAINMENT BOULEVARD INC
filed 2000-11-14
CIK 1097719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


               12910 Culver Boulevard, Los Angeles, California 90066
             ----------------------------------------------------------
                     (Address of principal executive offices)


                                (310) 578-5404
                          ---------------------------
                          (Issuer's telephone number)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                          Yes /X/         No / /

                    APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 9, 2000, there were 24,803,634 shares of common stock, $0.001 par value, outstanding.


Transitional Small Business Disclosure Format (check one):  Yes / /   No /X/

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements



                                   ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY,
                                                                      DBA VIDNET
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                            DECEMBER 31, 1999 AND SEPTEMBER 30, 2000 (UNAUDITED)

--------------------------------------------------------------------------------

FINANCIAL STATEMENTS                                                Page
    Condensed Consolidated Balance Sheets                            2-3

    Condensed Consolidated Statements of Operations                   4

    Condensed Consolidated Statements of Cash Flows                  5-6

    Notes to Condensed Consolidated Financial Statements             7-11

            ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY, DBA VIDNET
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              DECEMBER 31, 1999 AND SEPTEMBER 30, 2000 (UNAUDITED)


                                     ASSETS

                                  September 30,    December 31,
                                      2000             1999
                                 --------------   --------------
                                  (unaudited)
CURRENT ASSETS
     Cash                        $      355,046   $      429,408
     Accounts Receivable                115,745          222,324
     Prepaid Expenses                    73,217            8,496
     Deposits                           133,171             --
                                 --------------   --------------
        Total current assets            677,179          660,228

NOTE RECEIVABLE - RELATED PARTY            --            400,000
FURNITURE AND EQUIPMENT, NET            801,931          419,549
DEPOSITS                                   --             26,700
DEBT ISSUANCE, NET                         --            110,000
DEFERRED FINANCING COSTS                   --          1,735,583
                                 --------------   --------------
        TOTAL ASSETS             $    1,479,110   $    3,352,060
                                 ==============   ==============



        The accompaning notes are an integral part of these financial statements.

              ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY, DBA VIDNET
                               ( A DEVELOPMENT STAGE COMPANY )
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 1999 AND SEPTEMBER 30, 2000 (UNAUDITED)

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                               September 30,     December 31,
                                                                   2000              1999
                                                               --------------   -------------
                                                               (unaudited)
CURRENT LIABILITIES
            Short-term debt                                    $         --     $   1,854,095
            Note payable - related party                                 --           400,000
            Convertible notes                                            --           500,000
            Accounts payable                                        3,100,368         589,241
            Accrued liabilities                                     1,682,380         299,401
            Deferred revenues                                            --            67,000
                                                               --------------   -------------
                 Total current liabilities                          4,782,748       3,709,737
                                                               --------------   -------------
STOCKHOLDERS' DEFICIT
            Series A preferred stock, $0.01 par value
               1,000,000 shares authorized 0 (unaudited)
               and 2,000 shares issued and outstanding                   --                20
             Common stock, $0.001 par value
               50,000,000 shares authorized
               24,887,967 (unaudited) and 12,477,500 shares
               issued and outstanding                                  24,888          12,478
             Deferred compensation                                    (29,476)       (252,685)
             Additional paid-in capital                            83,421,976      14,899,249
            Deficit accumulated during the development stage      (86,721,026)    (15,016,739)
                                                               --------------   -------------
               Total stockholders' deficit                         (3,303,638)       (357,677)
                                                               --------------   -------------
                 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $    1,479,110   $   3,352,060
                                                               ==============   =============


                 The accompanying notes are an integral part of these financial statements.

            ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY, DBA VIDNET
                         ( A DEVELOPMENT STAGE COMPANY )
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED) AND FOR THE PERIOD FROM APRIL 1, 1997 (INCEPTION) TO SEPTEMBER 30, 2000 (UNAUDITED)


                                                                                                       For the Period
                                           For the Three Months Ended     For the Nine Months Ended  From April 1, 1997
                                                 September 30,                  September 30,          (Inception) to
                                         ----------------------------   ---------------------------     September 30,
                                              2000           1999           2000           1999             2000
                                         -----------     -----------    ------------    ------------    ------------
                                         (unaudited)     (unaudited)    (unaudited)     (unaudited)      (unaudited)
REVENUE                                  $   110,421     $    12,715    $    318,989    $     12,715    $    587,028

OPERATING EXPENSES                         4,400,612       3,036,261      16,303,498       4,251,928      25,413,882
                                         -----------     -----------    ------------    ------------    ------------
LOSS FROM OPERATIONS                      (4,290,191)     (3,023,546)    (15,984,509)     (4,239,213)    (24,826,854)
                                         -----------     -----------    ------------    ------------    ------------
OTHER (INCOME) EXPENSE
   Interest expense                              318          27,006         209,609          37,690         267,803
   Interest income                           (14,565)           --           (88,524)           --           (88,524)
   Loss on impairment of deferred
      license fees                         2,687,781            --         2,687,781            --         2,687,781
   Lease cancellation costs                1,500,000            --         1,500,000            --         1,500,000
   Loss on uncollectible note
     receivable - related party                 --                           736,000            --           736,000
   Loss on uncollectible note receivable     666,667            --           666,667            --           666,667
   Loss on disposition of asset                 --              --           546,867            --           546,867
   Loss on impairment of fixed assets        671,828            --           671,828            --           671,828
   Financing Costs                              --           699,800      35,682,513       5,296,800      41,797,750
                                         -----------     -----------    ------------    ------------    ------------
        Total other                        5,512,029         726,806      42,612,741       5,334,490      48,786,172
                                         -----------     -----------    ------------    ------------    ------------
NET LOSS                                  (9,802,220)     (3,750,352)    (58,597,250)     (9,573,703)    (73,613,026)

PREFERRED STOCK DIVIDENDS                       --              --        13,108,000            --        13,108,000
                                         -----------     -----------    ------------    ------------    ------------
NET LOSS AVAILABLE TO COMMON
      STOCKHOLDERS                       $(9,802,220)    $(3,750,352)   $(71,705,250)   $ (9,573,703)   $(86,721,026)
                                         ===========     ===========    ============    ============    ============
BASIC AND DILUTED LOSS AVAILABLE TO
      COMMON STOCKHOLDERS PER SHARE      $     (0.40)    $     (0.31)   $      (3.40)   $      (0.82)   $      (9.11)
                                         ===========     ===========    ============    ============    ============
WEIGHTED-AVERAGE SHARES
      OUTSTANDING                         24,745,110      12,230,907      21,094,780      11,687,086       9,517,332
                                         ===========     ===========    ============    ============    ============

The accompaning notes are an integral
part of these financial statements

ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY, DBA VIDNET
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED) AND
FOR THE PERIOD FROM APRIL 1, 1997 (INCEPTION) TO SEPTEMBER 30, 2000 (UNAUDITED)

                                                                                                                         For the
                                                                                                                        Period from
                                                                                                                         April 1,
                                                                                                   For the                 1997
                                                                                               Nine Months Ended      (Inception) to
                                                                                                 September 30,         September 30,
                                                                                             2000            1999          2000
                                                                                      -----------------  ----------- ---------------
                                                                                         (unaudited)     (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                          $(58,597,250)   $ (9,573,703)  $(73,613,989)
      Adjustments to reconcile net loss to net cash
        used in operating activities
            Depreciation and amortization                                                    424,349          31,038        518,423
            Loss on impairment of deferred license fees                                    2,687,781            --        2,687,781
            Loss on disposition of asset                                                     546,867            --          546,867
            Loss on uncollectible notes receivable, related party                            736,000            --          736,000
            Loss on impairment of fixed assets                                               671,828            --          671,828
            Loss on uncollectible notes receivable                                           666,667            --          666,667
            Lease cancellation costs                                                       1,500,000            --        1,500,000
            Amortization of deferred licensing fees                                        5,027,097            --        5,027,097
            Other non-cash charges                                                           634,669           8,656        634,669
            Stock options and warrants issued for
              compensation                                                                   457,897       1,884,207      2,617,755
            Financing charges                                                             35,682,513       5,296,800     41,797,750
            Stock options issued to vendors                                                     --              --          578,750
            Stock issued to vendors                                                          731,500         196,250        784,625
      (Increase) decrease in operating assets                                                (64,613)        (12,715)      (457,133)
      Increase (decrease) in operating liabilities                                         3,527,106         138,928      4,482,748
                                                                                        ------------    ------------    -----------
              Net cash provided by operating activities                                   (5,367,589)     (2,030,539)   (10,820,162)
                                                                                        ------------    ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of furniture and equipment                                                 (1,497,787)       (217,448)    (1,976,440)
      Purchase of mineral rights                                                                --              --          (10,000)
      Purchase of license agreement                                                         (550,000)           --         (550,000)
      Payments to related party                                                             (335,000)           --         (335,000)
      Purchase of Digital Muse                                                              (988,867)           --         (988,867)
      Proceeds from sale of Digital Muse                                                     333,333            --          333,333
                                                                                        ------------    ------------    -----------
                 Net cash used in investing activities                                    (3,038,321)       (217,448)    (3,526,974)
                                                                                        ------------    ------------    -----------



   The accompaning notes are an integral part of these financial statements.

ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY, DBA VIDNET
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED) AND
FOR THE PERIOD FROM APRIL 1, 1997 (INCEPTION) TO SEPTEMBER 30, 2000 (UNAUDITED)

                                                                                                                         For the
                                                                                                                        Period from
                                                                                                                         April 1,
                                                                                                   For the                 1997
                                                                                               Nine Months Ended      (Inception) to
                                                                                                 September 30,         September 30,
                                                                                             2000            1999          2000
                                                                                      -----------------  ----------- ---------------
                                                                                         (unaudited)     (unaudited)    (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from short-term debt                                                        9,965,000            --       12,947,875
      Payments on short-term debt                                                         (1,564,095)           --       (2,219,095)
      Payments on related party note payable                                                (400,000)           --         (400,000)
      Proceeds from long-term borrowings                                                        --           254,355        878,518
      Capital contributions                                                                     --              --          621,600
      Proceeds from private placements                                                     3,000,000       1,722,558      5,268,175
      Proceeds from execution of warrants                                                       --           624,675        731,250
      Debt issuance costs                                                                 (1,351,045)           --       (1,351,045)
      Offering costs                                                                      (1,318,312)           --       (1,775,096)
                                                                                        ------------    ------------    -----------
              Net cash provided by financing activities                                    8,331,548       2,601,588     14,702,182
                                                                                        ------------    ------------    -----------
                Net increase in cash                                                         (74,362)        353,601        355,046

CASH, BEGINNING OF YEAR                                                                      429,408         200,072           --
                                                                                        ------------    ------------    -----------
CASH, END OF YEAR                                                                       $    355,046    $    553,673    $   355,046
                                                                                        ============    ============    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

INTEREST PAID                                                                           $     31,572    $       --      $    35,738
                                                                                        ============    ============    ===========
INCOME TAXES PAID                                                                       $       --      $       --      $      --
                                                                                        ============    ============    ===========


   The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY , DBA VIDNET
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND SEPTEMBER 30, 2000 (UNAUDITED)


NOTE 1 -  BASIS OF PRESENTATION

          The unaudited condensed consolidated financial statements have been prepared by Entertainment Boulevard, Inc. and subsidiary, dba Vidnet (collectively, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ended December 31, 2000.

NOTE 2 -  GOING CONCERN ISSUES

          The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

          PRINCIPLES OF CONSOLIDATION
          The accompanying financial statements include the accounts of Entertainment Boulevard, Inc. and its wholly owned subsidiary. All significant intercompany accounts have been eliminated.

          DEVELOPMENT STAGE ENTERPRISE
          The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting be Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principle operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY, DBA VIDNET
( A DEVELOPMENT STAGE COMPANY )
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND SEPTEMBER 30, 2000 (UNAUDITED)



NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

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

NOTE 4 -  ACQUISITION AND SALE OF ASSET

          During the six months ended June 30, 2000, the Company made unsecured advances to Digital Muse, LLC, an unrelated, digital production company, aggregating $988,867 (unaudited).

          During the three months ended June 30, 2000, the Company entered into an agreement to acquire a 90% ownership interest in Digital Muse, LLC. In exchange for the ownership interest, the Company agreed to forgive the advances to Digital Muse, LLC. The agreement also called for the payment of $70,000 and the issuance of 155,000 stock purchase warrants to two of the existing members of Digital Muse, LLC. The warrants are exercisable at $1 (unaudited) and were valued in the aggregate at $488,000 (unaudited).

          The Company then entered into an agreement to sell its 90% ownership interest in Digital Muse, LLC to Investec, Inc., an unrelated party, for $1,000,000 (unaudited). As of June 30, 2000, the Company received $333,333 (unaudited), representing the first of three installment payments to be received.

          The Company recognized a loss of $546,867 (unaudited) upon disposition of Digital Muse, LLC during the three months ended June 30,2000.

ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY, DBA VIDNET
( A DEVELOPMENT STAGE COMPANY )
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND SEPTEMBER 30, 2000 (UNAUDITED)

NOTE 4 -  ACQUISITION AND SALE OF ASSET (CONTINUED)

          The second installment payment for the Company's sale of its 90% ownership interest in Digital Muse, LLC was due on August 29, 2000, and was not received. Although the Company is in continuing discussions with the buyer of Digital Muse, LLC, for collection of the balance of the installment payments, the Company does not believe that the collection will be likely in the foreseeable future. Accordingly, the Company recorded a loss of $666,667 (unaudited) on these installment payments during the three months ended September 30, 2000.

NOTE 5 -  LIABILITY ON SALE OF ASSET

          In connection with the acquisition and sale by the Company of Digital Muse, LLC, the Company learned that a former officer of the Company had signed an equipment lease on behalf of the Company for Digital Muse, LLC. The equipment lease, for approximately $1,500,000 (unaudited), is now in default, and on July 20, 2000 the leasing company filed a lawsuit naming, among others, the Company, alleging breach of lease and failure to make lease payments. The Company is currently in negotiations with the leasing company to settle the lawsuit. The Company has recorded a liability of $1,500,000 (unaudited) in connection with this lawsuit, and believes the matter may be settled in the near future.

NOTE 6 -  LOSS ON UNCOLLECTIBLE NOTES RECEIVABLE - RELATED PARTY

          During the three months ended June 30, 2000, the Company recorded a loss on certain notes receivable due from a former officer of the Company. Although the Company is still attempting to collect the notes, management does not believe their realization to be likely. These notes aggregated to $736,000 (unaudited) at June 30, 2000.

          During the quarter ended September 30, 2000, the Company proposed to enter into a new note receivable agreement totaling $736,000 (unaudited) with the former officer, canceling the original notes receivable, with the new agreement containing a condition that in the event a total of $336,000 (unaudited) plus interest, is paid according to the payment schedule, the Company would forgive the remaining $400,000 (unaudited).

ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY, DBA VIDNET
( A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND SEPTEMBER 30, 2000 (UNAUDITED)

NOTE 6 -  LOSS ON UNCOLLECTED NOTES RECEIVABLE - RELATED PARTY (CONTINUED)

          The former officer did not deliver an executed copy of this new note receivable, and no payments have been received. On August 21, 2000 the Company filed suit against the former officer for $585,000 (unaudited). The Company cannot currently predict the outcome of the suit.

NOTE 7 -  MANAGEMENT SERVICES AGREEMENT

          On October 30, 2000, the Company entered into a two year Management Services Agreement (the "Agreement") with FMiTV Networks, Inc. ("FMiTV"), which was reported in the Company's filings with the Securities and Exchange Commission. The Agreement gives FMiTV effective control over the operations of the Company's web site, Vidnet.com, while retaining ownership of all Company property, including all Company trademarks, intellectual property rights, original web site content, artwork, and hardware. In accordance to the Agreement, the Company is to advance to FMiTV $400,000 (unaudited) in equal installments of $133,333 (unaudited) during the first three months of the Agreement to cover operating expenses of the web site. In the event that the Company fails to pay the full amount of the advance, the Company is to issue to FMiTV common stock in an additional amount equal to twice the operating shortfall funded by FMiTV divided by 70% of the market price of the Company's common stock on the date on which the Company failed to make payment.

          As partial consideration for FMiTV's services under this Agreement, FMiTV is to be issued shares of the Company's Series B Convertible Preferred Stock ("preferred stock"), which upon conversion is to be equal to 20% ("target percentage") of the outstanding shares of the Company's common stock. The target percentage is subject to certain revisions. In the event that the Company issues any shares of common or preferred stock, FMiTV should be issued additional shares of preferred stock so that upon conversion, FMiTV will still retain the target percentage.

          In accordance with the agreement, the Company is to convert existing accounts payable of $407,000 (unaudited) owed to FMiTV into shares of the Company's preferred stock. The Company will recognize the excess of the fair market value of the preferred stock over the converted accounts payable as an expense at the time of the conversion.

          Additionally, the Company is to issue to FMiTV 1,000 additional shares (unaudited) of preferred stock in accordance with this agreement and an additional 1,000 shares (unaudited) of preferred stock upon the achievement of certain benchmarks.

          At the start of each month during the term of this agreement, FMiTV will deposit into a bank account funds equal to the difference between the budget for that month ( a budget reflecting operating expense and projected revenues) and the amount in the bank account ("FMiTV's advances").

          After retaining 20% of the net revenues generated during the quarter as a reserve for future operating expenses and paying to FMiTV an amount equal to the dollar amount, if any, by which FMiTV's advances exceed $400,000 (unaudited) to the extent not previously recouped, the balance of the net revenues for such quarter, if any, will be distributed one-half to FMiTV as its management fees and one-half to the Company.

          FMiTV has the option to renew this agreement for an additional one-year term if there have been gross revenues of at least $5,000,000 (unaudited) for the second year of this Agreement.

ENTERTAINMENT BOULEVARD, INC. AND SUBSIDIARY, DBA VIDNET
( A DEVELOPMENT STAGE COMPANY )
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND SEPTEMBER 30, 2000 (UNAUDITED)


NOTE 8 -  LICENSE AGREEMENTS

          During the six months ended June 30, 2000, the Company entered into one year license agreements with various content providers. Related to those agreements, during the six months ended June 30, 2000, the Company capitalized $4,529,000 (unaudited) in deferred license fees and charged $1,866,254 (unaudited) to operations.

          The Management Services Agreement with FMiTV Networks, Inc. allows for renegotiation of these licensing agreements. The Company has recorded an impairment loss on these deferred licensing fees of $2,687,781 (unaudited) during the three months ended September 30, 2000.

NOTE 9 -  CONTINGENCIES

          During the three months ended September 30, 2000, various actions and claims were filed against the Company related to non-payment of fees and breach of contracts. The Company is currently contesting these complaints, and has not recorded any liability related to them, as they are not considered likely and the associated losses cannot be determined.

NOTE 10 - WRITE-OFF OF LEASEHOLD IMPROVEMENTS

          During the three months ended September 30, 2000, the Company entered into an agreement with the Lessor of the Company's facilities located at 12910 Culver Boulevard, Los Angeles, CA. The agreement allows the Company to vacate these facilities with no further lease liability. The Company recorded a loss on disposition of fixed assets (leasehold improvements) of $213,685 (unaudited).

NOTE 11 - STOCKHOLDERS' DEFICIT

          In July 2000, the Company settled a dispute with a stockholder by issuing 325,000 shares (unaudited) of the Company's common stock. In relation to this transaction, the Company recorded a settlement expense of $71,500 (unaudited).

          In July 2000, the Company issued an aggregate of 1,400,000 stock options (unaudited) to employees as compensation. The stock options have an exercise price of $0.38 per share. Of the stock options issued, 350,000 shares vest immediately, 525,000 shares (unaudited) vest after one year, and 525,000 shares (unaudited) vest after two years, provided that the optionee is employed by the Company at the time the shares become exercisable. The options expire after five years from the date of issuance. Since the grant of these options, certain of these optionees have terminated their employment with the Company, canceling in the aggregate 1,000,000 (unaudited) of these options. The Company recognized $25,156 (unaudited) in compensation expense and $15,813 (unaudited) in deferred compensation related to the issuance of these options.

          During the six months ended June 30, 2000, the Company issued warrants to purchase 200,000 shares (unaudited) of common stock to its attorneys for services rendered. The warrants vest immediately and were exercisable at $2.75 (unaudited) per share. In July 2000, the Company repriced these 200,000 warrants (unaudited) to a new exercise price of $0.38 per share. No additional charge was recorded in association with the repricing.

NOTE 12 - SUBSEQUENT EVENTS: SALE OF NON-CORE ASSETS.

          As part of the Management Services Agreement, dated October 30, 2000, with FMiTV Networks, Inc., the Company transferred certain assets to the offices of FMiTV. Other fixed assets, which were considered by management to be non-critical in the operations of the Company's web site, were written down to net realizable value. During the three months ended September 30, 2000, the Company recorded an impairment loss on the write-down of these non-critical assets of $458,143 (unaudited).

Item 2. Management's Discussion and Analysis of or Plan of Operation.

The Company has included in this filing certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business, operations and financial condition. The words or phrases "can be," "expects," "may effect," "may depend," "believes," "estimates," "projects," and similar words and phrases are intended to identify such forward looking statements. Such forward looking statements are subject to various known and unknown risks and uncertainties, and the Company cautions that any forward looking statements provided by or on behalf of the Company are not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward looking statements due to a number of factors, some of which are beyond the Company's control, in addition to those discussed in the Company's other public filings, press releases, and statements by the Company's management, including: (i) the ability to obtain additional financing,
(ii) the volatile and competitive nature of the Internet and entertainment industries, and (iii) the effect of federal, state, and foreign regulation on the Company's business. All such forward looking statements are current only on the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

The Company's fiscal year ends on December 31 of each calendar year.

RECENT EVENTS

Business Related

During the three months ended March 31, 2000, the Company made unsecured advances to an unrelated digital production company. During the three months ended June 30, 2000, the Company acquired a 90% interest in this digital production company. The agreement also called for the payment of $70,000 and the issuance of 155,000 stock purchase warrants to two of the existing members of the digital production company. The warrants were exercisable at $1.00 and were valued in the aggregate at $488,000. The Company subsequently sold its 90% interest in this digital production company for $1,000,000, recording a loss on the transaction of $546,867.

The Company received a $333,333 installment payment for the above referenced $1,000,000 sale, and was to receive an equal installment within three months of the initial installment payment, and was to receive the third and final installment payment within six months of the initial installment payment.

The second installment payment, due August 29, 2000, was not received. Although the Company is currently in discussions with the buyer of the digital production company for collection of the balance of the installment payments, management does not believe that the collection will be likely in the foreseeable future. Accordingly, the Company recorded a loss of $666,667 on these installment payments during the quarter ended September 30, 2000.

In connection with the purchase of the digital production company, the Company learned that a former officer of the Company signed an equipment lease on behalf of the Company for the digital production company. The equipment lease, for approximately $1,500,000, is now in default, and the leasing company has filed a lawsuit, naming, among others, the Company. The Company is currently in negotiations with the leasing company to settle the lawsuit. The Company has recorded a liability of $1,500,000 in connection with this lawsuit, and believes that the matter may be settled in the near future.

On November 2, 2000, the Company announced that it had formed a strategic agreement with FMiTV Networks, Inc. (FMiTV). This management services agreement gives FMiTV effective control over the operations of the Company's web site, Vidnet.com. In connection with the FMiTV agreement, the Company has reduced its staff to one full time employee, and has moved its web site communications and computer hardware, and additional fixed assets, to the offices of FMiTV. Additional details of this agreement are contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2000.

The management services agreement with FMiTV allows for renegotiation of certain licensing contracts with the Company's content providers. The Company has recorded an impairment loss on deferred licensing fees of $2,687,781 during the quarter ended September 30, 2000.

Related Transactions

During the three months ended June 30, 2000, The Company recorded a loss on certain notes receivable from a former officer of the Company. Although the Company is attempting to collect the notes, management does not believe their realization to be likely. These notes aggregated $736,000 at June 30, 2000.

Subsequent to June 30, 2000, the Company proposed to enter into a new note receivable agreement totaling $736,000 with the former officer, canceling the original notes receivable, with the new agreement containing a condition that in the event a total of $336,000, plus interest, is paid according to the payment schedule, the Company will forgive the remaining $400,000.

The former officer did not deliver an executed copy of this new note to the Company, and the matter is now being litigated.

Stock Options and Warrants

During the three months ended September 30, 2000, the Company granted an aggregate of 1,400,000 stock options to employees as compensation. The stock options have an exercise price of $0.38 per share. Of the stock options issued, 350,000 vest immediately, 525,000 vest after one year, and 525,000 vest after two years, provided that the optionee is employed by the Company at the time the options become exercisable. The options expire five years after date of issuance.

Since the grant of these 1,400,000 stock options, certain of these optionees have terminated their employment with the Company, canceling in the aggregate 1,000,000 of these options. The remaining 400,000 options vest as follows:
100,000 immediately, 150,000 one year after issuance, and 150,000 two years after issuance, provided the optionee is employed by the Company at the time the options become exercisable.

During the three months ended September 30, 2000, the Company repriced 200,000 warrants issued to an attorney. The new exercise price is $0.38 per share.

Other Equity Related Transactions

During the three months ended September 30, 2000, the Company settled a dispute with a stockholder by issuing 325,000 shares of the Company's common stock.

The Company previously erroneously reported that it had issued shares of common stock in settlement of a dispute with a consulting firm. No shares were issued to the consulting firm and the Company did not enter into a new consulting agreement.

OVERVIEW

Entertainment Boulevard is an Internet broadcasting company that provides video entertainment in an on-line, on-demand environment. The Company's current content library includes music videos, live concert events, archived concert events, movie trailers, extreme sports clips, interview clips, informercials and other special events and programming. The on-line, on-demand video entertainment is delivered on the Internet primarily at WWW.VIDNET.COM.

The Company was incorporated in December, 1997. Prior to February 2, 1999, the Company operated under the name Sedmet Exploration, Inc. and acquired certain mining rights in Tooele County, Utah. The Company currently operates a web site at WWW.VIDNET.COM through our wholly owned subsidiary, International Net Broadcasting, which the Company acquired in January, 1999.

On November 2, 2000, the Company entered into a management services agreement with FMiTV, which was reported in the Company's filings with the Securities and Exchange Commission. This agreement gives FMiTV effective control over the operations of the Company's web site at WWW.VIDNET.COM.

RESULTS OF OPERATIONS

Revenues:

Revenues for the nine months ended September 30, 2000 were $318,989, increasing from $12,715 for the nine months ended September 30, 1999. Revenues for the three months ended September 30, 2000 were $110,421, compared to $12,715 for the three months ended September 30, 1999. The increase was attributable to $67,661 in web site development revenues recorded in the three months ended March 31, 2000, and to advertising revenues. The Company does not expect to generate revenues from web site development in the future.

The Company increased advertising revenues primarily by increasing the inventory of impressions and unique users on the Company's web site.

Operating Expenses:

General and Administrative Expenses

General and administrative expenses for the nine month and three month periods ended September 30, 2000 were $9,577,875 and $5,475,723 respectively, compared to $4,220,515 and $3,018,186 for the corresponding nine and three month periods ended September 30, 1999. Payroll and payroll related expenses were $2,134,583 and $545,644 for such nine and three month periods ended September 30, 2000 respectively, compared to $2,274,792 and $1,950,892 for the corresponding nine and three month periods ended September 30, 1999. Rent expense for the Company's facility was $263,151 and $64,893 for the nine and three month periods ended September 30, 2000 respectively, compared to $54,932 and $35,532 for the corresponding nine and three month periods ended September 30, 1999.

Sales and Marketing Expenses

Sales and marketing expenses during the nine and three month periods ended September 30, 2000 were $3,332,211 and $435,725 respectively, compared to $0 and $0 for the corresponding nine and three month periods ended September 30, 1999. Sales and marketing expenses increased as a result of the cost to acquire new users on the Vidnet.com web site. Costs included web site advertising, radio advertising, print advertising, live events, sponsorships and conferences.

Other operating expenses during the nine and three month periods ended September 30, 2000 were $7,714,878 and $4,529,000 respectively, compared to $0 and

$0 for the corresponding nine and three month periods ended September 30, 1999. These expenses related to license fees for web site content, including impairment loss recorded during the three month period ended September 30, 2000 of $2,687,781.

Depreciation and Amortization Expenses

Depreciation expense for the nine and three month periods ended September 30, 2000 was $424,349 and $148,079 respectively, compared to $31,038 and $17,700 for the corresponding nine and three month periods ended September 30, 1999. The increase is primarily attributable to depreciation of new equipment and office furniture purchased during the current fiscal year.

Amortization expense for the nine and three month periods ended September 30, 2000 was $1,391,500 and $0 respectively, compared to $375 and $375 for the corresponding nine and three month periods ended September 30, 1999.

Write-Down of Non-Core Assets

During the quarter ended September 30, 2000, the Company significantly reduced its staffing levels. On November 2, 2000 the Company announced a management services agreement with FMiTV, whereby FMiTV would take effective control of the day-to-day operations of the Company's web site, Vidnet.com. As part of the FMiTV agreement, the company transferred certain fixed assets, including communications and computer equipment to the offices of FMiTV, and disposed of other, non-core assets to an unrelated third party. During the quarter ended September 30, 2000, the Company recorded a write-down of non-core assets to net realizable value of $458,143.

Write-Off of Leasehold Improvements

Because of the reduction in staffing levels experienced during the quarter ended September 30, 2000, the Company entered into an agreement with the Lessor of the Company's premises at 12910 Culver Boulevard, Los Angeles, to vacate the premises on or before November 12, 2000. In anticipation of vacating the premises at 12910 Culver Boulevard, Los Angeles, the Company eliminated the balance of leasehold improvements recorded on the Company's balance sheet, recording an additional charge for the quarter ended September 30, 2000, of $213,685.

Interest Expense

Net interest expense consists of interest earned on cash and cash equivalents and short-term investments, offset by interest expense on borrowings. Net interest expense for the nine months ended September 30, 2000 was $121,085 compared to $37,690 interest expense for the nine months ended September 30, 1999. Net interest income for the three months ended September 30, 2000 was $14,247 compared to net interest expense of $27,006 for the three months ended September 30, 1999.

Financing Costs

Financing costs for the nine and three month periods ended September 30, 2000 were $35,682,513 and $0 respectively, consisting primarily of $25,734,000 from the conversion of debt financing into the Company's common stock, and $9,300,930 related to warrants issued in connection with financing during the period. This compares to $5,296,800 and $699,800 for the corresponding nine and three month periods ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company's inception, operations have been financed primarily through loans and private sales of the Company's equity securities. As of September 30, 2000, the Company had on hand $355,046 in cash, cash equivalents, and short-term investments.

The Company has no commercial bank credit facility.

For the nine months ended September 30, 2000, operating activities used net cash of approximately $5,367,589, primarily from a net loss from operations of approximately $58,597,250 which was partially offset by depreciation and amortization of approximately $457,897, other non-cash charges of $12,470,909, stock options and warrants issued for compensation and settlements of $457,897, financing charges of $35,682,513, and stock issued to vendors of $731,500.

For the nine months ended September 30, 2000, investing activities used net cash of approximately $3,038,321, primarily from the purchase of furniture and equipment of $1,497,787, the funding of licensing agreements for $550,000, payments to a related party of $335,000, the purchase of Digital Muse, LLC for $988,867, and were partially offset by proceeds from the disposition of Digital Muse, LLC of $333,333.

In addition, financing activities provided net cash of approximately $8,331,548, primarily from proceeds from short-term debt of $9,965,000 and proceeds from private placements of $3,000,000, partially offset by payments on short-term debt of $1,564,095, payments on notes payable to a related party of $400,000, debt issuance costs of $1,351,045 and offering costs of $1,318,312.

RISKS THAT MAY AFFECT RESULTS

The Company has experienced a substantial increase in its content acquisition costs, marketing costs, capital expenditures, compensation expenses, and other operating costs. The Company expects that its present cash balance and revenues from operations will not be sufficient to meet its anticipated needs for working capital and capital expenditures.

THE COMPANY WILL NEED ADDITIONAL FINANCING WITHIN THE NEXT 60 DAYS TO MAINTAIN ITS BUSINESS AND OPERATIONS

The Company will need to raise additional funds to:

     -    Continue the operations of the Company
     -    To react to unforeseen difficulties, including:
     -    Loss of key personnel;
     -    Rejection by users of the Company's web site, and
     -    Other competitive pressures.

The Company expects to incur losses for the foreseeable future. If the Company raises additional funds through the issuance of capital stock, either directly or upon conversion of debt securities, the percentage ownership of the Company's then existing stockholders will be reduced. Moreover, stockholders may experience additional and significant dilution and such new securities may have rights, preferences or privileges senior to those of the Company's common stock. Additional financing may not be available on terms acceptable to the Company, or at all. If the Company is unable to obtain sufficient funds on a timely basis, it may be unable to implement the Company's business plan, which could have a material adverse affect on the Company's business, prospects, financial condition and results of operations.

The Company anticipates that its business will incur significant operating losses for the foreseeable future. At this time, the Company believes that its survival and success depends upon its ability to obtain meaningful advertising and sponsorship revenues. To date, the Company has not generated significant revenues, and the Company's ability to do so in the future is substantially uncertain.

The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies which rely on Internet advertising and promotions and are involved with rapidly evolving technologies such as Internet commerce. Such risks include, but are not limited to, an evolving and unpredictable business environment and the management of growth. To address those risks, the Company must, among other things:


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

The Company has incurred significant net losses and negative cash flows from operations since its inception. As of September 30, 2000, the Company had an accumulated deficit of approximately $86,721,026. The Company expects to continue to make significant financial investments in marketing and promotion, content, technology and infrastructure development. As a result, the Company believes that it will continue to incur operating losses and negative cash flows from operations for the foreseeable future. To achieve profitabity, the Company needs to increase the size of its audience and its revenues from advertising and e-commerce sales.

THE COMPANY IS DEPENDENT ON FMiTV AND ITS EMPLOYEES TO MAINTAIN, OPERATE, PROMOTE, AND PROVIDE DATA AND SYSTEMS SERVICES TO THE COMPANY'S WEBSITE, AND FMiTV'S EMPLOYEES MAY NOT DEVOTE SUFFICIENT RESOURCES TO THIS TASK TO ENSURE THE COMPANY'S VIABILITY.

Under the terms of the FMiTV Agreement, FMiTV's employees will maintain, operate, promote and provide data and systems services to the Company's web site. In addition, FMiTV will have the right, subject to the Company's approval, to renegotiate the Company's material contracts and to enter into new content and distribution alliances. The Company believes that its future and success will depend upon FMiTV. If FMiTV were to reduce its efforts with respect to the Company's products and services or were to fail to devote the resources necessary to provide effective sales and marketing, technical or other support of the Company's products and services, there would be a material adverse effect upon the Company's business, financial condition, and results of operations.

THE COMPANY IS A DEFENDANT IN NUMEROUS LAWSUITS, THE ADVERSE OUTCOME OF WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

The Company is involved in certain litigation incidental to its business. The Company believes that the adverse outcome of such litigation would, individually or in the aggregate, have a material adverse effect on its business, financial condition and results of operations. See "Legal Proceedings."

YEAR 2000

The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to Year 2000.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
           Not applicable.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company currently and from time to time is involved in litigation in the ordinary course of its business. The Company believes that it is involved in litigation, including the proceedings described below, that may, individually or in the aggregate, have a material adverse effect on its financial condition, results of operation and cash flow.

     On July 20, 2000, Terminal Marketing filed a lawsuit against the Company in Los Angeles County Superior Court, California alleging a breach of lease and failure to make lease rental payments for certain equipment. Digital Muse, LLC (now in control of the equipment at-issue) was also named in the complaint. Terminal Marketing obtained a writ of possession for the equipment, but has stayed enforcing the writ to allow the parties to resolve the dispute. Terminal Marketing is seeking approximately $1.4 million in damages. The Company has not yet answered the complaint, and the parties are currently in settlement negotiations.

     On August 21, 2000, the Company filed suit against Steven Brown, the Company's former Chief Executive Officer, in Los Angeles County Superior Court, California for breach of written and oral agreements, breach of fiduciary duty, conversion, interference with existing and prospective business relationships, breach of trust, implied indemnity and accounting. The Company's complaint sought a minimum of $585,000 for money owed by Mr. Brown to the Company and further damages for his tortuous activities. Mr. Brown failed to answer the Company's complaint and his default was entered by the Court on October 5, 2000.

     On October 6, 2000, Creditors Adjustment Bureau, Inc., filed suit against the Company in Los Angeles County Superior Court, California alleging that Company breached a contract and seeking common counts arising from a debt incurred by the Company to Alladvantage.com. Creditors Adjustment Bureau is the Assignor of the debt and the complaint sought $132,792.42 in damages. The Company filed an answer to the complaint but no trial dates or other pre-trial deadlines have been set yet.

     On October 3, 2000, Eugene G. Heller (dba Silverman Heller Associates) filed suit against the Company in Los Angeles County Superior Court, California alleging breach of contract with respect to certain financial and corporate communication services. The complaint sought damages of $75,647.98. The Company has not yet filed a response to the complaint and no trial date or other pre-trial deadlines have been set.

     On July 21, 2000, Juliette and James Productions, Inc. (dba Blue Sky Radio) filed suit against the Company in Los Angeles County Superior Court, California alleging that the Company breached an oral agreement to be the Title Sponsor of the Jim Rome World Tour Stop Number 21 and seeking damages of $67,500. The Company filed an answer to the complaint. The trial date has been set for

July 16, 2001. Blue Sky Radio has propounded written discovery which the Company has not yet responded to.

     On May 3, 2000, Select Appointments, Inc., filed suit against the Company in Los Angeles County Superior Court, California alleging breach of contract and common counts arising from the placement of an accountant at the Company. A default judgment was entered against the Company on June 20, 2000 in the amount of $13,265.13. Select Appointments has refused to stipulate to vacate the entry of default judgment and therefore the Company is currently evaluating settlement versus a motion to set aside the default judgment.

     On July 13, 2000, International Venture Associates, Inc., filed suit against the Company in San Mateo County Superior Court, California alleging breach of contract with respect to certain consulting services in the United Kingdom. International's complaint sought $25,000 in damages plus 4,375 shares of the Company's common stock (or its equivalent in cash). The Company filed an answer to the complaint and responded to written discovery. Currently, no trial date has been set.

     On October 8, 1999, Stepp & Beuchap, LLP filed suit against the Company with the Orange County Bar Association, California seeking legal fees in the amount of $10,246. A non-binding mediation is scheduled for December 11, 2000. No arbitration date has been set as of yet.

     On June 20, 2000, Rossini Video Group filed suit against the Company in Burbank Municipal Court, California alleging a breach of contract and common counts for video equipment and merchandise purchased by Digital Muse, LLC. The complaint sought damages of $8,833.39. The Company has responded to the complaint and no trial date has been set as of yet.

ITEM 2 CHANGES IN SECURITIES

     (a) On September 28 , 2000, the Company's shareholders approved an amendment to the Articles of Incorporation increasing the Company's authorized common stock from 50,000,000 shares to 250,000,000 shares.

     (c) On July 25, 2000, the Company granted options to purchase a total of 1,400,000 shares of its common stock to a limited number of employees. Options to purchase a total of 350,000 vested immediately with the 525,000 and 525,000 vesting on the first anniversary and second anniversary of the date of issuance, respectively; provided, however, that the optionee is employed by the Company at the time such options become exercisable. The options are exercisable at a price of $0.38 per share and expire five years after the date of issuance. The grant of such options was exempt from the registration provisions of the Securities Act of 1933, as amended (the "1933 Act"), pursuant to Section 4(2) thereof.

     On July 25, 2000, the Company issued 325,000 shares of its common stock to one investor in settlement of a dispute. The issuance of such shares was exempt from the registration provisions of the 1933 Act pursuant to Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     On September 28, 2000, at a special meeting of the shareholders, shareholders of the Company approved an amendment to the Articles of Incorporation increasing the number of authorized shares of common stock from 50,000,000 to 250,000,000. Of the 20,989,837 shares voting at the meeting,
16,312,747 shares voted in favor of the amendment, 4,671,040 voted against and 6,050 abstained.

ITEM 5. OTHER INFORMATION.

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  27.1 Financial Data Schedule

        (b) On November 2, 2000, the Company filed a Current Report on Form 8-K in connection with the closing of a management services agreement with FMiTV Networks, Inc.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 13, 2000            By: /s/ PAUL SULLIVAN
                                      ----------------------------------------
                                      Paul Sullivan, Chief Financial Officer